Form 10-Q
period 2017-06-30
Alfacourse Inc.
filed 2017-08-15
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-216086

ALFACOURSE INC.

(Exact name of registrant as specified in its charter)

Nevada	7812	61-1787148
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

Oleg Jitov

President/Secretary

22 The Cedars Cruagh Wood,

Stepaside, Dublin 18, Ireland

Telephone: 941-363-6663

Fax: 941-315-8942

E-mail: alfacourse@mail.com

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class

Outstanding as of August 15, 2017

Common Stock: $0.001

5,235,000

Table of Contents

PART I - FINANCIAL INFORMATION

4

Item1.  Financial Statements

4

Notes to the Financial Statements (Unaudited)

10

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

15

Item 4. Controls and Procedures.

15

PART II – OTHER INFORMATION

17

Item 1. Legal Proceeding

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3. Default Upon Senior Securities

17

Item 4. Mine Safety Disclosures

17

Item 5. Other Information

17

Item 6. Exhibits

17

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Alfacourse Inc.

Quarter Ended June 30, 2017

Index to the Financial Statements

Contents

Page(s)

Balance Sheet as of June 30, 2017 and December 31, 2016 (Unaudited)

F-1

Statements of Operations for the Quarter Ended June 30, 2017 and 2016(Unaudited)

F-2

Statements of Operations for the Six Months Ended June 30, 2017 and 2016(Unaudited)

F-3

Statements of Cash Flow for the Six Months Ended June 30, 2017 and 2016(Unaudited)

F-4

Notes to the Financial Statements

F-5

Alfacourse Inc.

Balance Sheets

As of June 30, 2017 and December 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$7,910	$13,920
Total Current Assets	7,910	13,920

Total Assets	$7,910	$13,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$-	$3,000
Due to Related Party	974	974
Income Tax Payable	659	1,682
Total Liabilities	1,633	5,656

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,000,000 shared issued and outstanding, respectively	5,000	5,000
Retained Earnings	1,277	3,264
Total Stockholders’ Equity	6,277	8,264

Total Liabilities and Stockholders’ Equity	$7,910	$13,920

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Operations

For the Three months Ended June 30, 2017 and 2016

(Unaudited)

	Apr-June 30, 2017	Apr-June 30, 2016
REVENUE
	$-	$5,000
EXPENSES
General and Administrative	212	15
Professional	1,500	-
Total Expenses	1,712	15

Income (Loss) from Operations	(1,712)	4,985

Income Tax Expense (Recovery)	(582)	-

Net Income (Loss) After Tax	$ (1,130)	$4,985

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	5,000,000	-

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Operations

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Jan- June 30, 2017	Jan- June 30, 2016

REVENUE	$-	$5,000

EXPENSES
General and Administrative	987	789
Professional	2,023	-
Total Expenses	3,010	789

Income (Loss) from Operations	(3,010)	4,211

Income Tax Expense (Recovery)	(1,023)	-

Net Income (Loss) After Tax	$ (1,987)	$4,211

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

Unaudited

	Jan-Jun, 2017	Jan-Jun, 2016

CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss) After Tax	$ (1,987)	$4,211

Changes in Operating Assets and Liabilities:
Accounts Payable	(3,000)
Due to Related Party	-	974
Income Tax Payable	(1,023)	-

Net Cash from Operating Activities	(6,010)	5,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Shares	-	-
Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	(6,010)	5,185

Cash, Beginning of Period	13,920	-
Cash, End of Period	$7,910	$5,185

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements (Unaudited)

Note 1 - Organization and Operations

Alfacourse Inc. (the “Company”) was incorporated on February 29, 2016 under the laws of the State of Nevada.  The Company provides video editing services.

Note 2 - Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2016 and notes thereto.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliatesof the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv)collectability is reasonably assured.

Net Income (Loss)per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the period from February 29, 2016 (inception) through June 30, 2017.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

There were no recently issued accounting pronouncements published by FASB applicable to Company’s operations and reporting.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company hadlimited operations with an accumulated profit of $1,277; a net loss of ($1,130) and net cash used inoperating activities of ($1,712)for the reportingquarter endedJune 30, 2017.  These factors raise doubt about the Company’s ability to continue as a going concern.

Although the Company has recognized some nominal amount of revenues since inception, the Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of June 30, 2017 there were 5,000,000 total shares issued and outstanding for the total common stock sales of $5,000.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to timePresident of the Company advances funds to the Company for working capital purposes.  Those advances are unsecured, non-interest bearing and due on demand.  Current balance of such advance is $974.

Issued Shares to Related Parties

On December8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov,President of the Company at $0.001 per share, or $5,000 in cash.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Alfacourse Inc. (the “Company”) was incorporated on February 29, 2016 under the laws of the State of Nevada.  The Company provides video editing services.

Description of Products and Services

Alfacourse Inc. is a new company specializing in providing video editing services to professional video production companies and end consumers.

The company is using the latest technology to achieve a level of quality previously reserved for only the most expensive video production companies and private consumers.  Our President has extensive industry experience and technical and creative expertise.

Our plans are to provide videoediting services using new UHD (Ultra-High Definition) 4K and 8K technologies as the market demand for UHD video continues to grow.  This will improve our position in the video production and editing market.  To secure a market segment, the company is working to determine trends in the industry, the needs of the customer, and come up with new creative ways to address those needs.  Our services geared towards several work streams, including television stations, animation and multimedia companies.

Our primary business is video editing services.  Every video project divided into three parts: pre-production, production, and post-production.  During pre-production, customer describes the business need and the purpose. We plan, design, and develop the process of video editing.Production is the part of the project in which we collect and create all of the raw material that we will need to produce your multi-media project. This might include videotaping material in a one, two, or three camera shoot, producing 2-D or 3-D motion graphics.Post-production is where everything is pulled together into a rough-cut of the product.  We make changes to accommodate customer preferences and desires during the post-production stage of the project.

Below is a list of services the company will provide:

1.

Postproduction video editing

2.

Inserts for live shows

3.

Web videos

4.

Corporate videos

5.

Presentation videos

6.

Promotional Video Production and Video Marketing

7.

Full range of post-production services

Target Market and Clients

Alfacourse Inc. will provide video editing and full range of post-production services to its target markets.

The target markets have been identified as:

1.

Media & Entertainment companies

a.

TV commercials

b.

Broadcast programs

c.

Music videos

d.

Documentaries

e.

TV drama

f.

Short films

g.

Feature films

1.

Video production companies

2.

Animation and Multimedia companies

3.

Corporate customers

4.

YouTube commercial publishers

5.

Private consumers

Sources of Revenue

We have identified three main marketing client groups associated with the various streams of revenue:

Source #1 – The End Client

Our main source of revenue is the end client.

The end client is the company or individual that requires direct services of Alfacourse.

The End Client scenario expected to make up 75% of our total revenue.

Source #2 – Creative Agencies

In this scenario, the End Client hires the agency who in turn hires us to provide video services for a larger project.

The money flows from the End Client to the Creative Agency and then to Alfacourse.

In the corporate video arena, there are marketing, PR, advertising, interactive and website design agencies that develop projects for End Clients that will need to outsource professional video services.

In the wedding video arena, an agency might be a chapel or large wedding coordination company that provides turn-key services to brides and their families.

Creative agencies should make up about 18% of the revenues we generate for your video business.

Source #3 – Other Videographers and/or Producers

The Company plans to form strategic alliances with clients who require a freelancer to cover various events for them.  We will also develop strategic alliances with video production companies and work with them as a sub-contractor.

The other videographers and producers segment is expected to generate 7% of the total revenue.

Competition and Competitive Strategy

There are many video production and editing companies in the market.

We expect to compete as a freelance video production company in the Media & Entertainment industry.

Currently, our competitive position within the industry is negligible in light of the fact that we have just recently started our operations.

Out competitive advantages are:

•

Expertise

•

Performance

•

Flexibility

•

Price

Results of Operations since February 29, 2016(inception) to June 30, 2017

Since inception to June 30, 2017 our operating expenses were comprised of registration fees of $1,646, general and administrative expenses of $1,838 and professional fees of $5,023.

We anticipate that our legal and accounting fees will increase to $15,000 over the next 12 months as a result of becoming a reporting company with the SEC.

We have generated revenue of $8,800 from the following customers:

•

$5,000 from METALINVEST LP and

•

$3,800 from Alex Reguretskaya.

Invoice #1001

Customer: METALINVEST LP

Invoice Date: 2016-06-01

Types of services sold: Company promotional postproduction video editing

Total amount due: $5,000

Invoice #1002

Customer: Alex Reguretskaya

Invoice Date: 2016-12-19

Types of services sold: Special event post-production video editing

Total amount due: $3,800

Activities To-date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have established the company's office.

Continue to work on Company website and presentation materials for prospective clients.

Since inception up to June 30, 2017 we sold 5,000,000 shares of common stock to our President for $5,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of June 30, 2017 the Company reportedthe cash/cash equivalent balance of $7,910and liabilities of $1,633.  The available capital of the Company is sufficient for the Company to remain operational.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000.  Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for first twelve months, we need a minimum of $25,000.Based on this estimate and on current cash and accounts receivable we can sustain operations until October 2017 [$7,910/$25,000 = 3.8 months].We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors intend to issue a “going concern” opinion, meaning that there is substantial doubt for the company to continue as an on-going business for the next 12 months unless we obtain additional capital.  No substantial revenues are anticipated until we have completed the financing from this Offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this Offering.  We must raise cash to implement our strategy and stay in business.  If we sell at least 25% of the shares in the Offering we will have the resources to operate for the next 12 months, including for the costs of becoming a publicly reporting company.  The company anticipates to incur approximately $15,000 in legal and registration cost over the next 12 months.

Limited operating history and need for additional capital

We have no historical financial information upon which to base an evaluation of our performance.  We are in a start-up operation stages and have generated revenues of $8,800from two clients.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishing a new business enterprise, including limited capital resources and possible overruns due to price and cost increases in services and products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

No report required.

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceeding

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	CERTIFICATION OF PRINCIPAL FINANCIAL OFFICERPURSUANT TO18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OFTHE SARBANES-OXLEY ACT OF 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on August 15, 2017.

Alfacourse Inc.

By:	/s/	Oleg Jitov
	Name:	Oleg Jitov
	Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Oleg Jitov, certify that:

1.	I have reviewed this Form 10-Q of Alfacourse Inc..;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: Aug 15, 2017

By: Oleg Jitov

Oleg Jitov

President, Secretary, CEO, CFO