Form 10-Q
period 2017-09-30
Alfacourse Inc.
filed 2017-11-20
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Outstanding as of November 17, 2017

Common Stock: $0.001

7,235,000

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

17

Item 1. Legal Proceeding

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3. Default Upon Senior Securities

17

Item 4. Mine Safety Disclosures

17

Item 5. Other Information

17

Item 6. Exhibits

17

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Alfacourse Inc.

Quarter Ended September 30, 2017

Index to the Financial Statements

Contents

Page(s)

Balance Sheet as of September 30, 2017 and December 31, 2016 (Unaudited)

F-2

Statements of Operations for the Quarter Ended September 30, 2017 and 2016(Unaudited)

F-3

Statements of Operations for the Nine Months Ended September 30, 2017 and 2016(Unaudited)

F-4

Statements of Stockholder's Equity for the period from January 1, 2017 through September 30, 2017(Unaudited)

F-5

Statements of Cash Flow for the Nine Months Ended September 30, 2017 and 2016(Unaudited)

F-6

Notes to the Financial Statements

F-7

Alfacourse Inc.

Balance Sheets

As of September 30, 2017 and December 31, 2016

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and Cash Equivalents	$ 28,966	$ 13,920
Total Current Assets	28,966	13,920

Computer Equipment (net)	3,059	-

Total Assets	$ 32,025	$ 13,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$ 1,500	$ 3,000
Due to Related Party	-	974
Income Tax Payable	1,259	1,682
Total Current Liabilities	2,759	5,656
Long Term Note Payable – Related Party	3,474	-
Total Liabilities	6,233	5,656

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,835,000 and 5,000,000 shared issued and outstanding in 2017 and 2016, respectively	6,835	5,000
Additional paid-in capital	16,515
Retained Earnings	2,442	3,264
Total Stockholders’ Equity	25,792	8,264

Total Liabilities and Stockholders’ Equity	$ 32,025	$ 13,920

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Operations

For the Quarter Ended September 30, 2017 and 2016

(Unaudited)

	September 30, 2017	September 30, 2016

REVENUE	$ 5,820	$ -

EXPENSES
General and Administrative	1,055	10
Professional	3,000	-
Total Expenses	4,055	10

Income (Loss) from Operations	1,765	-

Income Tax Expense (Recovery)	600	-

Net Income (Loss) After Tax	$ 1,165	$ (10)

Basic and Diluted Net Loss per Common share	$ 0.00	$ 0.00

Weighted-Average Number of Common Shared Outstanding	5,416,685	-

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Operations

For the Nine Months September 30, 2017 and 2016

(Unaudited)

	September 30, 2017	September 30, 2016

REVENUE	$ 5,820	$ 5,000

EXPENSES
General and Administrative	2,042	789
Professional	5,023	-
Total Expenses	7,065	789

Income (Loss) from Operations	(1,245)	4,201

Income Tax Expense (Recovery)	(423)	-

Net Income (Loss) After Tax	$ (822)	$ 4,201

Basic and Diluted Net Loss per Common share	$ 0.00	$ 0.00

Weighted-Average Number of Common Shared Outstanding	5,105,027	-

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Stockholders Equity

For the Period from January 1, 2017 through September 30, 2017

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity

Balance January 1, 2017	5,000,000	5,000	-	3,264	8,264
Issuance of Common Shares for cash	1,835,000	1,835	16,515		18,350
Net Income (Loss)		-		(822)	(822)
Balance September 30, 2017	6,835,000	6,835	16,515	2,442	25,792

F5

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.

Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

Unaudited

	Jan-Sept, 2017	Jan-Sept, 2016

CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(822)	$ 4,201
Tax Expense Accrued	(423)
Depreciation	181
Changes in Operating Assets and Liabilities:
Accounts Payable	(1,500)
Due to Related Party	(740)	974

Net Cash from Operating Activities	(3,304)	5,175

CASH FLOWS FROM FINANCING ACTIVITIES:
Long Term Note Payable	-	-
Proceeds from Sale of Common Shares	18,350	-
Net Cash Provided by Financing Activities	18,350	-

Net Increase (Decrease) in Cash	15,046	5,175

Cash, Beginning of Period	13,920	-
Cash, End of Period	$28,966	$ 5,175

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	$-	-
Income Taxes	$-	-
Non-cash financing and investing activities
Assets acquired for debt and reduction in related party payable	$3,240	-

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

Property, Plant and Equipment

Company uses 2 year useful life to amortize its computer equipment.  Amortization is recorded on a straight-line basis.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured.

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

There were no potentially dilutive common shares outstanding for the period from February 29, 2016 (inception) through September 30, 2017.

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

As reflected in the financial statements, the Company had limited operations with a net profit of $1,165 and net cash provided by operating activities of $2,291 for the reporting quarter ended September 30, 2017.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Common Stock

As of September 30, 2017 there were 6,835,000 total shares issued and outstanding for the total common stock sales of $23,350.

During the quarter ended September 30, 2017 Company sold 1,835,000 common shares for cash – total proceeds of $18,350 including additional paid in capital reported as $16,515.

Note 5 – Related Party Transactions

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time President of the Company advances funds to the Company for working capital purposes.  Those advances are unsecured, non-interest bearing and due on demand.  Current balance of such advance is $n/a (has been transferred over to Long Term Note Payable).

Long Term Note Payable

Company acquired computer equipment from its President.  Total price of equipment was $3,240.

Company also recognized initial licensing and registration fees of $974 paid on behalf of the Company by President as part of the long-term obligation (reported earlier under Advances from Stockholder).

Total amount of Note Payable as of September 30, 2017 was $3,474.

Issued Shares to Related Parties

On December 8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov, President of the Company at $0.001 per share, or $5,000 in cash.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company reports additional post-balance sheet date stock sales of 400,000 shares for the total proceeds of $4,000.  Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our plans are to provide video editing services using new UHD (Ultra-High Definition) 4K and 8K technologies as the market demand for UHD video continues to grow.  This will improve our position in the video production and editing market.  To secure a market segment, the company is working to determine trends in the industry, the needs of the customer, and come up with new creative ways to address those needs.  Our services geared towards several work streams, including television stations, animation and multimedia companies.

Our primary business is video editing services.  Every video project divided into three parts: pre-production, production, and post-production.  During pre-production, customer describes the business need and the purpose. We plan, design, and develop the process of video editing.  Production is the part of the project in which we collect and create all of the raw material that we will need to produce your multi-media project. This might include videotaping material in a one, two, or three camera shoot, producing 2-D or 3-D motion graphics.  Post-production is where everything is pulled together into a rough-cut of the product.  We make changes to accommodate customer preferences and desires during the post-production stage of the project.

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

Feature films

2.

Video production companies

3.

Animation and Multimedia companies

4.

Corporate customers

5.

YouTube commercial publishers

6.

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

Out competitive advantages are:

•

Expertise

•

Performance

•

Flexibility

•

Price

Results of Operations since February 29, 2016(inception) to September 30, 2017

Since inception to September 30, 2017 our operating expenses were comprised of registration fees of $1,915, general and administrative expenses of $981 and professional fees of $8,023.

We anticipate that our legal and accounting fees will increase to $15,000 over the next 12 months as a result of becoming a reporting company with the SEC.

We have generated revenue of $14,620 from the following four invoices:

Quarter ended June 30, 2016

•

$5,000 Inv 001 Video editing services

Quarter ended December 31, 2016

•

$3,800 Inv 002 Video editing services

Quarter ended September 30, 2017

•

$5,000 Inv 003 Video editing services

•

$820 Inv 004 Online training

Activities To-date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have established the company's office.

Continue to work on Company website and presentation materials for prospective clients.

Since inception up to September 30, 2017 we sold 5,000,000 shares of common stock to our President for $5,000.

Company also sold 1,835,000 of common shares to various stockholders for total cash proceeds of $18,350.

Company sold additional 400,000 common shares for cash proceeds of $4,000 subsequent to the balance sheet date

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of September 30, 2017 the Company reported the cash/cash equivalent balance of $28,966 and liabilities of $6,233.  The available capital of the Company is sufficient for the Company to remain operational.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000.  We also sold 1,835,000 of common shares to various stockholders for total cash proceeds of $18,350.  Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for first twelve months, we need a minimum of $25,000. Based on this estimate and on current cash and accounts receivable we can sustain operations until November 2018 [$28,966/$25,000x12= 13.9 months]. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term, we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

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

Limited operating history and need for additional capital

We have no historical financial information upon which to base an evaluation of our performance.  We are in a start-up operation stages and have generated revenues of $14,620 from four clients.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishing a new business enterprise, including limited capital resources and possible overruns due to price and cost increases in services and products.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

23.1	Consent of Independent Registered Public Accounting Firm

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on November 17, 2017.

Alfacourse Inc.

By:	/s/	Oleg Jitov
	Name:	Oleg Jitov
	Title:	President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)