Form 10-Q/A
period 2017-09-30
Alfacourse Inc.
filed 2018-04-02
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[  ]  No[X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 1, 2018

Common Stock: $0.001	7,315,000

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Form 10-Q for the quarterly period ended September 30, 2017 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 20, 2017, is to correct the number of outstanding shares as of November 17, 2017.

The original Form 10-Q has number of outstanding shares 7,235,000 which was correct as of October 31, 2017 but not correct for November 17, 2017.

The correct number of outstanding shares as of November 17, 2017 was 7,315,000.

The contents of the Form 10-Q have not otherwise been modified or changed. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley act of 2002

32.1	Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on April 2, 2018.

Alfacourse Inc.

By: /s/ Oleg Jitov
Name: Oleg Jitov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)

3