Form 10-K
period 2017-12-31
Alfacourse Inc.
filed 2018-04-09
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-216086

ALFACOURSE INC.
(Exact name of registrant as specified in its charter)

NEVADA	7812	61-1787148
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Oleg Jitov
President/Secretary
22 The Cedar Cruagh Wood
Stepaside, Dublin 18, Ireland
Phone: 941-363-6663
Fax: 941-315-8942
E-mail: alfacourse@mail.com
Website : alfacourse.com
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of April 9, 2018 the registrant had 7,315,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2017.

PART I

Item 1. Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Alfacourse Inc. was incorporated in the State of Nevada on February 29, 2016. Our offices are located at 22 The Cedar, Cruagh Wood, Stepaside, Dublin 18, Ireland.

We are a company with limited earnings to date and nominal operations and assets with a focus on early-stage business activities such as proof of concept development, acquiring new customer and promoting our video editing services.  Since incorporation, management has developed a detailed business plan to provide customers with unique and innovative solution for their needs.

Products/Services

Description of Product or Services

Alfacourse Inc. is specializing in providing video editing services to professional video production companies and private end consumers.

The company is using the latest technology to achieve a level of quality previously reserved for only the most expensive video production companies and private consumers.  Our President has extensive industry experience and technical and creative expertise.

Our plans are to provide video editing services using new UHD (Ultra-High Definition) 4K and 8K technologies as the market demand for UHD video continues to grow.  We believe this will substantially improve our position in the video production and editing market.  To secure a market segment, the company is working to determine trends in the industry, the needs of the customer, and come up with new creative ways to address those needs.  Our services geared towards several work streams, including television stations, animation and multimedia companies.

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

Target Market and Clients/potential Clients

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

Source of revenue

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

Marketing Strategy

We plan to market our services through diverse channels including radio, print advertising, and television. These channels are initially most appropriate because we are seeking to quickly gain industry recognition.  Another element of distribution is our plan to work with established video production companies.  This will provide access to their distribution channels and reduce our marketing costs.  Our customer is defined as any organization or individual that has a need for any video editing services we provide.

Our target customers are:

•	Television stations
•	Video production companies
•	Movie directors and producers
•	Corporations
•	Medium and small size businesses
•	Public and Social Event Organizers
•	Private consumers

Our marketing strategy is diverse and will include a range of promotional communications:

1. Professional networking

Alliances with video companies that have industry credibility, presence, and distribution is a key to our strategy.

Attending meetings and seminars at the Professional Videographers Association, Association of Video Professional, Digital Video Professionals Association and other video association’s events will increase our visibility in the market.

2. Online marketing.

In order to attract customers and promote products, our Company has created the website www.Alfacourse.com.

We will also market through online advertisements.

For online and website advertising we will use the following methods:

•	Link our site to free web directories
•	Use shared online advertisement facilities
•	Advertise through classified ads and blogs
•	Add our website address to the relevant search engines

3. Presentations for existing and potential customers.

We will organize onsite presentations for perspective clients with sample demonstrations

4. Free services for community and charity events

5. Traditional advertising

We will advertise through local and global classified ads and social networking.

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

Sources and Availability of Products and Supplies

We do not depend on any suppliers or specific products.

Dependence on One or a Few Major Customers

The company targets broad customer base and do not plan to depend on a few major customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we expect to be providing that would give rise to any patent, trademark or license infringements or violations.  We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Out web domain and IP address as well as company information will be protected by our domain host.

We do not own, either legally or beneficially, any patents or trademarks.

Governmental and Industry Regulations

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

Research and Development Activities and Costs

We are capitalizing on prior scientific research and development that was done by our President and Director and have not yet spent any money on R&D. Once this offering is completed we will have resource to continue our R&D program.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Facilities

We do not own or rent facilities of any kind.  We conduct our operations from the facilities that our President provides to us free of charge.

Employees

We have only commenced limited operations and currently have no employees other than managing officers.  Our President Mr. Jitov spends approximately fifteen hours a week on our business to sustain company’s operations.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Year-End Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of December 31, 2017, no shares of our common stock have traded.

Number of Holders

As of December 31, 2017, the 7,315,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Prospectus, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Our cash balance was $31,643 as of December 31, 2017. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $ 10,000 of which are legal and registration fees for a public company) of funding from this offering. Being a development stage company, we have very limited operating history. After a twelve month period we may need additional financing, for which we currently don’t have any arrangements.  Our office is located at 22 The Cedar Cruagh Wood, Stepaside, Dublin 18, Ireland. Our phone number is 941-363-6663.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. From inception to December 31, 2017 we have generated revenues of $5,820; no significant additional revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

To meet our need for cash we are attempting to raise money from this offering. We believe that we will be able to raise enough money through this offering to expand our proposed operations, however there is no guarantee that we will stay in business after doing so.  At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

We are an “emerging growth company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to: not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Results of Operations for the year ended December 31, 2017

For fiscal year ended December 31, 2017, we have generated revenue of $5,820 compared with $8,800 for the year ended December 31, 2016.

For fiscal year ended December 31, 2017, our operating expenses were comprised of professional fees of $5,621, general and administrative expenses of $3,064 compared with $3,000 professional fees and $ 854 General/Admin expenses for year ended December 31, 2016.

To date we have sold 7,315,000 shares of common stock.

Activities to Date

A substantial portion of our activities to date focused on becoming a reporting public company to raise more capital to finance our business activities. Our President has also developed Plan of Operations. We have established the company office and provided information session and consulting about our services to one prospective customer.

Plan of Operations

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Commitments

As of the date of this Annual Report, we do not have any material commitments.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next twelve months.

Liquidity and Capital Resources

As of December 31, 2017, the Company had $31,643 cash and current liabilities of $4,980 as compared with $13,920 of cash and $5,656 of current liabilities as of December 31, 2016. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,315,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $28,150. Our president and director also provided a $3,474 long term loan to the company (non interest bearing with no fixed term of repayment).

We are attempting to raise funds to proceed with our plan of operation. Our current cash on hand will be used to pay the fees and expenses of this offering. We will have to utilize funds from our sole officer and director. However, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement. If we are successful, any money raised will be applied to the items set forth in the Use of Proceeds section of this prospectus. In the long term we may need additional financing. We do not currently have any arrangements for additional financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital.  The Company’s cash position may not be sufficient to support its daily operations.  No substantial revenues are anticipated until we have completed the financing from this offering and implemented our plan of operations. Our only source for cash at this time is investments by others in this offering. We must raise cash to implement our strategy and stay in business. If we sell at least 25% of the shares in the offering we believe that we will have the resources to operate for the next 12 months, including for the costs associated with becoming a publicly reporting company. The company anticipates over the next 12 months the cost of being a reporting public company will be approximately $15,000.

Limited operating history and need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Alfacourse Inc.
December 31, 2017
Index to the Financial Statements

Report of Independent Registered Public Accounting Firm	12

Balance sheets at December 31, 2017 and 2016	13

Statements of operations for the year ended December 31, 2017 and for the period
from February 29, 2016 (inception) through December 31, 2016	14

Statements of cash flows for the year ended December 31, 2017 and for the period
from February 29, 2016 (inception) through December 31, 2016	15

Statement of Shareholder's equity for the year ended December 31, 2017 and for the period
from February 29, 2016 (inception) through December 31, 2016	16

Notes to the financial statements	17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Alfacourse, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alfacourse, Inc. ("the Company") as of December 31, 2017 and 2016 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2017 and for the period from February 29, 2016 (inception) through December 31, 2016. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and for the period from February 29, 2016 (inception) through December 31, 2016, in conformity with generally accepted accounting principles

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacourse Inc. as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the periods ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Matter of Emphasis

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company had a net loss and has suffered negative cash flows from operating activities for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2016

Houston, Texas
April 9, 2018

Alfacourse Inc.
Balance Sheet
As of December 31, 2017 and 2016

	December 31, 2017	December 31, 2016

ASSETS

Current Assets
Cash & Cash Equivalents	$31,643	$13,920
Total Current Assets	31,643	13,920

Fixed Assets
Computer Equipment (net of depreciation)	2,860	-

Total Assets	$34,503	$13,920

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts Payable	$798	$3,000
Due to Related Party	3,474	974
Income Tax Payable	708	1,682
Total Liabilities	4,980	5,656

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shares and 5,000,000 shares issued and outstanding, respectively	7,315	5,000
Additional Paid-In Capital	20,835	-
Retained Earnings	1,373	3,264
Total Stockholders’ Equity	29,523	8,264

Total Liabilities and Shareholders’ Equity	$34,503	$13,920

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
Statement of Operations
For the Year Ended December 31, 2017 and for the period
from February 29, 2016 (inception) through December 31, 2016

	December 31, 2017	December 31, 2016

REVENUE
	$5,820	$8,800
EXPENSES
General and Administrative	3,064	854
Professional Fees	5,621	3,000
Total Expenses	8,685	3,854

Income (Loss) from Operations	(2,865)	4,946

Income Tax Expense (Recovery)	(974.1)	1,682

NET LOSS AFTER TAX	$(1,891)	$3,264

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,315,000	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
Statement of Cash Flows
For The Year Ended December 31, 2017 for the period
from February 29, 2016 (inception) through December 31, 2016

	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss) After Tax	$(1,891)	$3,264
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	380	-
Changes in Operating Assets and Liabilities:
Accounts Payable	(2,202)	3,000
Due to Related Party	2,500	974
Income Tax Payable	(974)	1,682
Net Cash from Operating Activities	(2,187)	8,920

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment Purchase	(3,240)	-
Net Cash Used in Investing Activities	(3,240)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common shares	23,150	5,000
Net Cash Provided by Financing Activities	23,150	5,000

Net Increase in Cash	17,723	13,920

Cash, Beginning of Period	13,920	-

Cash, End of Period	$31,643	$13,920

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
Statement of Stockholders Equity
For the Year Ended December 31, 2017 for the period
from February 29, 2016 (inception) through December 31, 2016

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Equity

Balance, December 31, 2016	5,000,000	$5,000	$-	$3,264	$8,264
Issuance of Common Shares for Cash	2,315,000	2,315	20,835		23,150
Net Income (Loss) After Tax				(1,891)	(1,891)

Balance, December 31, 2017	7,315,000	$7,315	$20,835	1,373	$29,523

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
December 31, 2017
Notes to the Financial Statements

Note 1 - Organization and Operations

Alfacourse Inc. (the “Company”) was incorporated on February 29, 2016 under the laws of the State of Nevada.  The Company offering video editing services to its customers with unique and innovative video editing solutions for their needs.

Note 2 - Significant and Critical Accounting Policies and Practices

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

Basis of Presentation
The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimate(s) and assumption(s) affecting the financial statements was (were):

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair values because of the short maturity of these instruments.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Tools and equipment 2 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of December 31, 2017 and 2016.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period from February 29, 2016(inception) through December 31, 2017.

Net Income (Loss) per Common Share

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

There were no potentially dilutive common shares outstanding for the period from February 29, 2016 (inception) through December 31, 2017.

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

As reflected in the financial statements, the Company had a net loss; net cash used in operating activities for the year ended December 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and equipment

Property, Plant and Equipment schedule as of December 31, 2017 and 2016 is as follows:

	2017	2016
Tools and equipment
• Cost	$3,240	$-
• Depreciation	(380)	-
• Net	2,860
TOTAL	$2,860	$-

Note 5 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of December 31, 2017 there were 7,315,000 total shares issued and outstanding for the total equity value of $28,150 as compared with 5,000,000 total shared issued as of December 31, 2016.

Note 6 – Related Party Transactions

Related Parties

Related parties with whom the Company had transactions are:

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Note Payable  - President

Our President and Director provided a $3,474 loan to the company.  The loan is unsecured, non-interest bearing and due on demand.  We have not recorded any imputed interest expense for the year ended December 31, 2017 or 2016 as it is deemed immaterial.

Issued Shares to Related Parties

On December 8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov, CEO of the Company at $0.001 per share, or $5,000 in cash.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2017, the Company had net operating loss (“NOL”) carry–backs for Federal income tax purposes of $2,865 that may be offset against prior year taxable income.  No tax benefit has been recorded with respect to these net operating loss carry-backs in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,682 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of net operating loss (“NOL”) carry-forwards which were used in 2017 to offset tax payable from prior year’s operations.  The Company had provided a full valuation allowance on the deferred tax assets as of December 31, 2016 because of the uncertainty regarding its realization.  The current valuation allowance is -0- as of December 31, 2017.

Components of deferred tax assets are as follows:

	December 31, 2017	December 31, 2016

Deferred Tax Asset	$-	$1,020
Net operating income (loss) carry back	(2,865)	-
Expected income tax benefit from NOL carry-backs	974	-
Less valuation allowance	-	(1,020)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2017	For the year ended December 31, 2016

Tax Provision at expected tax rate	$(974)	$1,682

Impact of temporary differences:
Accrued expenses	-	(1,020)
Increase to valuation allowance	-	1,020

Income Tax Provision	$(974)	$1,682

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the twelve-month period ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

No report required.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Name	Age	Position

Oleg Jitov	52	President, Secretary, Chief Executive Officer and member of the Board of Directors.

Biographical Information and Background of officer and director

Oleg Jitov – President and Director

Oleg Jitov has been our President, Secretary, and a member of the Board of Directors since our inception on February 29, 2016.

Throughout his career, Mr. Jitov has been involved in the video editing, color and sound editing projects.

International Experience:

2012-present	Freelance Editor/Colourist.
2004-2012	Screen Scene Post Production Facilities, Ireland. Online Editor.
1999-2004	Yard Post Production, Ireland. Online Editor.

Mr. Jitov schedule currently allows him to spend up to fifteen hours a week on the operations of our Company. He is willing to spend more time with the business as it grows. We anticipate him eventually spending about 30 hours a week on matters related to our company’s operations.

The specific experience, qualifications, attributes, and skills in film and video editing and enhancement led to the appointment of Mr. Jitov as our President.

During the past ten years, Mr. Jitov has not been the subject of any the following events:

1.	Any bankruptcy petition filed by or against any business of which either were a general partner or executive Officer either at the time of the bankruptcy or within two years prior to that time.
2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.
An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Jitov involvement in any type of business, securities or banking activities.

4.
Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit committee

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Significant employees

We have no employees other than our sole director, Oleg Jitov who currently devotes approximately 15 hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation.

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Oleg Jitov (President)	2016	0	0	0	0	0	0	0	0

Oleg Jitov (President)	2017	0	0	0	0	0	0	0	0

Change of control

As of December 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2017 and as of the date of the filing of this annual report by:

•	Each of our executive officers;
•	Each director;
•	Each person known to us to own more than 5% of our outstanding common stock; and
•	All of our executive officers and directors and as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Oleg Jitov (President and Director)	5,000,000 shares of common stock	68%

The percent of class is based on 7,315,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the year ended December 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services.

During fiscal year ended December 31, 2017, we incurred $8,023 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. Audit fees incurred during financial year ended December 31, 2016 were $3,000.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed as part of this Annual Report.

31.1	Certification of Chief Executive Officer Certification Pursuant To Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101	Interactive data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	ALFACOURSE INC.

By :	/s/ OLEG JITOV
Oleg Jitov President and Chief Executive Officer and Chief Financial Officer

Date	April 9, 2018