Form 10-Q
period 2018-03-31
Alfacourse Inc.
filed 2018-05-11
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Oleg Jitov
President/Secretary
22 The Cedars Cruagh Wood,
Stepaside, Dublin 18, Ireland
Telephone: 941-363-6663
Fax: 941-315-8942
E-mail: alfacourse@mail.com

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 2, 2018

Common Stock: $0.001	7,315,000

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

Alfacourse Inc.

Quarter Ended March 31, 2018

Alfacourse Inc.
Balance Sheets
As of March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$24,856	$31,643
Total Current Assets	24,856	31,643

Computer Equipment (Net)	2,455	2,860

Total Assets	$27,311	$34,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable and accrued expenses	$2,000	$798
Income Tax Payables	708	708
Due to Related Party	3,474	3,474

Total Liabilities	6,182	4,980

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shared issued and outstanding, respectively	7,315	7,315
Additional Paid-in Capital	20,835	20,835
Retained Earnings (Loss)	(7,021)	1,373

Total Stockholders’ Equity	21,129	29,523

Total Liabilities and Stockholders’ Equity	$27,311	$34,503

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	March 31, 2018	March 31, 2017

REVENUE	$-	$-

EXPENSES
General and Administrative	1,251	775
Professional	7,143	523

Total Expenses	8,394	1,298

Income (Loss) from Operations	(8,394)	(1,298)

Income Tax Expense (Recovery)	-	(441)

Net Income (Loss) After Tax	$(8,394)	$(857)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
Unaudited

	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(8,394)	$(857)
Depreciation	405	-

Changes in Operating Assets and Liabilities:
Accounts Payable and accrued expenses	1,202	(3,000)
Income Tax Payable	-	(441)

Net Cash from Operating Activities	(6,787)	(4,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Sale of Common Shares	-	-

Net Cash Provided by Financing Activities	-	-

Net Increase (Decrease) in Cash	(6,787)	(4,298)

Cash, Beginning of Period	31,643	13,920

Cash, End of Period	$24,856	$9,622

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$-	$-

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2017 and notes thereto.

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

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

There were no potentially dilutive common shares outstanding for the quarter ended March 31, 2018.

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

As reflected in the financial statements, the Company had retained losses of $7,021 since inception with limited operations with reported losses of ($8,394) for the three months ended March 31, 2018.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Plant and Equipment

Property, Plant and Equipment as follows:

	March 31, 2018	December 31 2017

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(785)	(380)
Net	$2,455	$2,860

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of March 31, 2018, there were 7,315,000 total shares issued and outstanding.

On December 8, 2016, the Company has issued 5,000,000 shares of common stock to Oleg Jitov, President of the Company at $0.001 per share for aggregate proceeds of $5,000.

During the year ended December 31, 2017, the Company has issued 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, the President of the Company advances funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.  The outstanding balance was $3,474 as of March 31, 2018.

Issued Shares to Related Parties

On December 8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov, President of the Company at $0.001 per share, or $5,000 in cash.

Note 7 – Income Taxes

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets.

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21% and 34% for the period ended as follows:

	March 31, 2018	December 31 2017

Tax benefit (expenses) at U.S. statutory rate	$1,763	$(974)
Change in valuation allowance	(1,763)	-
Tax benefit (expenses), net	$-	$(974)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	March 31, 2018	December 31 2017

Net operating loss	$1,763	$-
Valuation allowance	(1,763)
Deferred tax assets, net	$-	$-

 The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	March 31, 2018	December 31 2017

Balance-Beginning	$-	$1,020
Increase/(Decrease) in Valuation allowance	2,854	(1,020)
Balance-Ending	$2,854	$-

The Company has accumulated approximately $7,021 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

Note 8 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our plans are to provide video-editing services using new UHD (Ultra-High Definition) 4K and 8K technologies as the market demand for UHD video continues to grow.  This will improve our position in the video production and editing market.  To secure a market segment, the company is working to determine trends in the industry, the needs of the customer, and come up with new creative ways to address those needs.  Our services geared towards several work streams, including television stations, animation and multimedia companies.

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

Results of Operations for the Quarter Ended March 31, 2018

Current quarter’s operating expenses were comprised of registration fees of $699, general and administrative expenses of $552 and professional fees of $5,143.

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

Liquidity and Capital Resources

As of March 31, 2018 the Company reported the cash/cash equivalent balance of $24,856 and liabilities of $3,474.  The available capital of the Company is sufficient for the Company to remain operational.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000 and 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.  Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for first twelve months, we need a minimum of $25,000.  Based on this estimate and on current cash and accounts receivable we can sustain operations until March 2019 [$24,856/$25,000X12= 11.9 months]. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

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

Limited operating history and need for additional capital

We have no historical financial information upon which to base an evaluation of our performance.  We are in a start-up operation stages and have generated revenues of $14,620 from four clients (inception to-date).  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishing a new business enterprise, including limited capital resources and possible overruns due to price and cost increases in services and products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

No report required.

Item 4. Controls and Procedures

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 as Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Section 906 of the Sarbanes-Oxley Act

101	Interactve data files pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on May 2, 2018.

Alfacourse Inc.

By:	/s/ Oleg Jitov
Name: Oleg Jitov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)