Form 10-Q
period 2018-06-30
Alfacourse Inc.
filed 2018-08-13
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No [X]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 9, 2018

Common Stock: $0.001	7,315,000

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Alfacourse Inc.

Quarter Ended June 30, 2018

Alfacourse Inc.
Balance Sheets
As of June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$8,566	$31,643
Total Current Assets	8,566	31,643

Computer Equipment (Net)	2,050	2,860

Total Assets	$10,616	$34,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable and accrued expenses	$2,239	$798
Income Tax Payables	-	708
Due to Related Party	3,224	3,474

Total Liabilities	5,463	4,980

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shared issued and outstanding, respectively	7,315	7,315
Additional Paid-in Capital	20,835	20,835
Retained Earnings (Loss)	(22,997)	1,373

Total Stockholders’ Equity	5,153	29,523

Total Liabilities and Stockholders’ Equity	$10,616	$34,503

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Three Months Ended June 30, 2018 and 2017
(Unaudited)

	June 30, 2018	June 30, 2017

REVENUE	$-	$-

EXPENSES
General and Administrative	10,772	212
Professional	5,171	1,500
Total Expenses	15,943	1,712

Income (Loss) from Operations	(15,943)	(1,712)

Income Tax Expense (Recovery)	34	(582)

Net Income (Loss) After Tax	$(15,977)	$(1,130)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	June 30, 2018	June 30, 2017

REVENUE	$-	$-

EXPENSES
General and Administrative	12,023	987
Professional	12,314	2,023
Total Expenses	24,337	3,010

Income (Loss) from Operations	(24,337)	(3,010)

Income Tax Expense (Recovery)	34	(1,023)

Net Income (Loss) After Tax	$(24,371)	$(1,987)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	5,000,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017
(Unaudited)

	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(24,371)	$(1,987)
Depreciation	810	-

Changes in Operating Assets and Liabilities:
Accounts Payable and accrued expenses	1,442	(3,000)
Income Tax Payable	(708)	(1,023)

Net Cash from Operating Activities	(22,827)	(6,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note Payable	(250)	-

Net Cash Provided by Financing Activities	(250)	-

Net Increase (Decrease) in Cash	(23,078)	(6,010)

Cash, Beginning of Period	31,643	13,920

Cash, End of Period	$8,566	$7,910

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$742	$-

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

Revenue Recognition

In 2014, the FASB issued guidance on revenue recognition (“ASC 606”), with final amendments issued in 2016. The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company has concluded that the new guidance did not require any significant change to its revenue recognition processes.

The Company’s video-editing services are considered to be one performance obligation; therefore, revenue is recognized when services have been provided as each performance obligation is satisfied.

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

There were no potentially dilutive common shares outstanding for the period ended June 30, 2018.

Income Taxes

 Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per Share

The Company has adopted ASC No. 260, “Earnings Per Share” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

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

As reflected in the financial statements, the Company had retained loss of ($22,997) since inception with limited operations with reported loss of ($24,371) for the six months ended June 30, 2018.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4– Property, Plant and Equipment

Property, Plant and Equipment as follows:

	June 30, 2018	December 31 2017

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(1,190)	(380)
Net	$2,050	$2,860

Depreciation expense were $810 and $0 for the six months ended June 30 2018 and 2017, respectively

Note 5– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of June 30, 2018, there were 7,315,000 total shares issued and outstanding.

On December 8, 2016, the Company has issued 5,000,000 shares of common stock to Oleg Jitov, President of the Company at $0.001 per share for aggregate proceeds of $5,000.

During the year ended December 31, 2017, the Company has issued 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.

Note 6– Related Party Transactions

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Stockholder

From time to time, the President of the Company advances funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.  The outstanding balance was $3,224 as of June 30, 2018.

Issued Shares to Related Parties

On December 8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov, President of the Company at $0.001 per share, or $5,000 in cash.

Note 7– Income Taxes

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% and 34% for the period ended as follows:

	June 30, 2018	December 31 2017

Tax benefit (expenses) at U.S. statutory rate	$5,111	$(974)
Change in valuation allowance	(5,111)
Tax benefit (expenses), net	$-	$(974)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	June 30, 2018	December 31 2017

Net operating loss	$5,111	$-
Valuation allowance	(5,111)
Deferred tax assets, net	$-	$-

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	June 30, 2018	December 31 2017

Balance-Beginning	$-	$1,020
Increase/(Decrease) in Valuation allowance	5,111	(1,020)
Balance-Ending	$5,111	$-

The Company has accumulated $24,337 of net operating losses (“NOL”) carried forward to offset future taxable income up to 20 years, if any, in future years which begin to expire in year 2038. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

Results of Operations for the Three Months Ended June 30, 2018

For the three months ended June 30, 2018, our operating expenses were comprised of DTC Agent fees (Processing of low-volume tender) of $10,000, general and administrative expenses of $772 and professional fees of $5,171 as compared to $1,712 total expenses for the three months ended June 30, 2017. The increase in operating expenses of $14,231 primarily due to DTC agent fees $10,000  and higher professional fee paid (primarily audit).

Results of Operations for the Six Months Ended June 30, 2018

For the six months ended June 30, 2018, our operating expenses were comprised of DTC agent fees of $10,000, general and administrative expenses of $2,023 and professional fees of $12,314 as compared to total expense of $3,010 for the six months ended June 30, 2017.  The increase of $21,327 in operating expenses was primarily due to registration fee and higher professional services fees (primarily audit).

We anticipate that our legal and accounting fees will be $12,000 over the next 12 months as a result of being a reporting company with the SEC.

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

Liquidity and Capital Resources

As of June 30, 2018, the Company reported the cash/cash equivalent balance of $8,566 and liabilities of $5,463.  The available capital of the Company is not sufficient for the Company to remain operational for the next twelve months.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000 and 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for the next twelve months, we need a minimum of $25,000.  We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

For the six months ended June 30, 2018, we have cash flows used in operating activities of $(22,827) as compared to $(6,010) for the same period in 2017 as we have incurred and paid more expenses.

For the six months ended June 30, 2018, we have cash flows used in financing activities of $(250) as compared to $nil for the same period in 2017. We repaid $250 to our director for advances made to the Company.

Going Concern Consideration

Our auditors intend to issue a “going concern” opinion, meaning that there is substantial doubt for the company to continue as an on-going business for the next twelve months unless we obtain additional capital.  No substantial revenues are anticipated until we have completed the financing from this Offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this Offering.  We must raise cash to implement our strategy and stay in business.   The Company anticipates to incur approximately $15,000 in legal and registration cost over the next twelve months.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on August 9, 2018.

Alfacourse Inc.

By:	/s/ Oleg Jitov
Name: Oleg Jitov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)