Form 10-Q
period 2018-09-30
Alfacourse Inc.
filed 2018-11-13
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2018

Common Stock: $0.001	7,315,000

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Alfacourse Inc.

Quarter Ended September 30, 2018

Alfacourse Inc.
Balance Sheets
As of September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$4,417	$31,643
Total Current Assets	4,417	31,643

Computer Equipment (Net)	1,645	2,860

Total Assets	$6,062	$34,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable and accrued expenses	$2,000	$798
Income Tax Payables	-	708
Due to Related Party	3,224	3,474

Total Liabilities	5,224	4,980

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shared issued and outstanding, respectively	7,315	7,315
Additional Paid-in Capital	20,835	20,835
Retained Earnings (Loss)	(27,312)	1,373

Total Stockholders’ Equity	838	29,523

Total Liabilities and Stockholders’ Equity	$6,062	$34,503

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30, 2018	September 30, 2017

REVENUE	$-	$5,820

EXPENSES
Other General and Administrative	740	1,055
Professional Fees	3,278	3,000
Total Expenses	4,018	4,055

Income (Loss) from Operations	(4,018)	1,765

Income Tax Expense (Recovery)	297	600

Net Income (Loss) After Tax	$(4,315)	$1,165

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	5,416,685

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30, 2018	September 30, 2017

REVENUE	$-	$5,820

EXPENSES
Other General and Administrative	12,762	2,042
Professional Fees	15,592	5,023
Total Expenses	28,354	7,065

Income (Loss) from Operations	(28,354)	(1,245)

Income Tax Expense (Recovery)	331	(423)

Net Income (Loss) After Tax	$(28,685)	$(822)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	5,105,027

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(28,685)	$(822)
Depreciation	1,215	181
Changes in Operating Assets and Liabilities:
Accounts Payable and accrued expenses	1,202	(1,500)
Income Tax Payable	(708)	(423)
Net Cash from Operating Activities	(26,976)	(2,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment to Related Party	(250)	(740)
Proceeds from Sale of Common Shares	-	18,350
Net Cash Provided by Financing Activities	(250)	17,610

Net Increase (Decrease) in Cash	(27,226)	15,046

Cash, Beginning of Period	31,643	13,920

Cash, End of Period	$4,417	$28,966

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	$331	$-

Non-cash financing and investing activities
Assets acquired for debt and reduction in related party payable	$-	$3,240

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

There were no potentially dilutive common shares outstanding for the period ended September 30, 2018.

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

As reflected in the financial statements, the Company had retained loss of ($27,312) since inception with limited operations with reported loss of ($28,685) for the nine months ended September 30, 2018.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4– Property, Plant and Equipment

Property, Plant and Equipment as follows:

	September 30, 2018	December 31 2017

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(1,595)	(380)
Net	$1,645	$2,860

Depreciation expense were $1,215 and $181 for the nine months ended September 30 2018 and 2017, respectively.

Note 5– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of September 30, 2018, there were 7,315,000 total shares issued and outstanding.

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

Advances from Stockholder

From time to time, the President of the Company advances funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.  The outstanding balance was $3,224 as of September 30, 2018.

Issued Shares to Related Parties

On December 8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov, President of the Company at $0.001 per share, or $5,000 in cash.

Note 7– Income Taxes

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% and 34% for the period ended as follows:

	September 30, 2018	December 31 2017

Tax benefit (expenses) at U.S. statutory rate	$5,954	$(974)
Change in valuation allowance	(5,954)
Tax benefit (expenses), net	$-	$(974)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	September 30, 2018	December 31 2017

Net operating loss	$5,954	$-
Valuation allowance	(5,954)
Deferred tax assets, net	$-	$-

 The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	September 30, 2018	December 31 2017

Balance-Beginning	$-	$1,020
Increase/(Decrease) in Valuation allowance	5,954	(1,020)
Balance-Ending	$5,954	$-

The Company has accumulated $28,354 of net operating losses (“NOL”) carried forward to offset future taxable income.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets. In addition, net operating losses (NOL) arising after December 31, 2017 can be carryforward indefinitely while limiting the NOL deduction for a given year to 80% of taxable income.

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

Results of Operations for the Three Months Ended September 30, 2018

For the three months ended September 30, 2018, our operating expenses of $4,018 were comprised of professional fees of $3,278 and General and administrative expenses of $740 as compared to $4,054 total expenses for the three months ended September 30, 2017. The changes were immaterial for the two periods.

Results of Operations for the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2018, our operating expenses of $28,354 were comprised of DTC agent fees of $10,215, general and administrative expenses of $2,547 and professional fees of $15,592 as compared to total expense of $7,064 for the nine months ended September 30, 2017.  The increase of $21,290 in operating expenses was primarily due to registration fee and higher professional services fees which includes auditor fees, transfer agent fees and legal fees..

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

Liquidity and Capital Resources

As of September 30, 2018, the Company reported the cash/cash equivalent balance of $4,417 and liabilities of $5,224. Our working capital deficit was $(807) at September 30, 2018 as compared to working capital of $26,663 at December 31, 2017. The available capital of the Company is not sufficient for the Company to remain operational for the next twelve months.

For the nine months ended September 30, 2018, we have cash flows used in operating activities of $(26,976) as compared to $(2,564) for the same period in 2017 as we have incurred and paid more expenses.

We used cash in financing activities of $250 to repay our related party for the nine months ended September 30, 2018, while we generated cash flow from financing activities of $17,610 which includes proceeds from common shares issuance of $18,350 and repayment of related party debt of $740 for the same period in 2017.

We had no cash flows from investing activities for the nine months ended September 30, 2018 and 2017.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000 and 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for the next twelve months, we need a minimum of $25,000. Based on this estimate and on current cash and accounts receivable we can sustain operations until November 2018 [$4,417/$25,000X12= 2 months]. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on November 13, 2018.

Alfacourse Inc.

By:	/s/ Oleg Jitov
Name: Oleg Jitov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)