Form 10-K
period 2018-12-31
Alfacourse Inc.
filed 2019-04-01
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

As of March __, 2019, the registrant had 7,315,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 31, 2018.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other properties.

Item 3. Legal Proceedings

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

As of December 31, 2018, no shares of our common stock have traded.

Number of Holders

As of December 31, 2018, the 7,315,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2018.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our cash balance was $6,139 as of December 31, 2018.  We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing funds received from our President and Director from the purchase of shares. He has no commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve month period, we require a minimum of $25,000 (approximately $15,000 of which are legal and registration fees for a public company) of funding from this offering.  Being a development stage company, we have very limited operating history. After twelve months period we may need additional financing, for which we currently don’t have any arrangements.  Our office is located at 22 The Cedar Cruagh Wood, Stepaside, Dublin 18, Ireland. Our phone number is 941-363-6663.

Our independent registered public accountant has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. For the year ended December 31, 2018 we have generated revenues of $5,875; no significant additional revenue is anticipated until we complete our initial business development. There is no assurance we will ever reach that stage.

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

Results of Operations for the year ended December 31, 2018 and 2017

For fiscal year ended December 31, 2018, we have generated revenue of $5,875 compared with $5,820 for the year ended December 31, 2017.

For fiscal year ended December 31, 2018, our operating expenses were comprised of professional fees of $21,148 and general and administrative expenses of $14,014, as compared to $5,621 of professional fees and $3,064 in general and administrative expenses for year ended December 31, 2017.

The increase of $26,477 in operating expenses was primarily due to registration fee and higher professional services fees which includes auditor fees, transfer agent fees and legal fees.

Liquidity and Capital Resources

As of December 31, 2018, the Company had $6,139 cash and current liabilities of $7,473 as compared with $31,643 of cash and $4,980 of current liabilities as of December 31, 2017. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

For the years ended December 31, 2018, we have cash flows used in operating activities of $25,255 as compared to $4,687 for the same period in 2017 as we have incurred and paid more expenses.

We used cash in financing activities of $250 to repay our related party for the years ended December 31, 2018, while we generated cash flow from financing activities of $25,650 which included proceeds from common shares issuance of $23,150 and related party advances of $2,500 for the same period in 2017.

We had no cash flows from investing activities for the years ended December 31, 2018, while we used cash in investing activities of $3,240 to purchase tools and equipment for the same period in 2017.

Since inception, we have sold 5,000,000 shares of common stocks to our president and director, at a price of $0.001 per share and 2,315,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $28,150.  Our president and director also provided $3,224 long term loan to the company (non interest bearing with no fixed term of repayment).

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Alfacourse Inc.
December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Alfacourse Inc.

We have audited the accompanying balance sheets of Alfacourse Inc. (the “Company”) as of December 31, 2017 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alfacourse Inc. as of December 31, 2017 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended, in conformity accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Thayer O’Neal Company LLC

Sugar Land, Texas

March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:           The Board of Directors and Stockholders of
Alfacourse Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alfacourse Inc.(the Company) as of December 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year in the period endedDecember 31, 2018, and the related notes (collectively referred to as the financial statements). The financial statements of the Company as of December 31, 2017, were audited by other auditors whose report dated April 9, 2018, expressed an unqualified opinion on those statementsincluded an explanatory paragraph regarding going concern on the Company.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as ofDecember 31, 2018, and the results of its operations and its cash flows for the year in the periodended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred losses since inception with limited operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2018

Flushing, New York
April 1, 2019

Alfacourse Inc.
Balance Sheets
As of December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
ASSETS

Current Assets
Cash & Cash Equivalents	$6,139	$31,643
Total Current Assets	6,139	31,643

Fixed Assets
Computer Equipment, net	1,240	2,860

Total Assets	$7,379	$34,503

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$4,250	$798
Due to Related Party	3,224	3,474
Income Tax Payable	-	798
Total Current Liabilities	7,474	4,980
Total Liabilities	7,474	4,980

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shares issued and outstanding, respectively	7,315	7,315
Additional Paid-In Capital	20,835	20,835
Retained Earnings (Deficit)	(28,245)	1,373
Total Stockholders’ Equity	(95)	29,523

Total Liabilities and Shareholders’ Equity	$7,379	$34,503

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
Statements of Operations
For the Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
REVENUE
	$5,875	$5,820
EXPENSES
General and Administrative	14,014	3,064
Professional	21,148	5,621
Total Expenses	35,162	8,685

Loss from Operations	(29,287)	(2,865)

Income Tax Expense	(331)	(974)

NET INCOME AFTER TAX	$(29,618)	$(1,891)

Basic and Diluted Net Loss per Common Share	$0.00	$0.00

Weighted-Average Number of Common Shares Outstanding	7,315,000	7,315,000

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
Statements of Cash Flows
For The Years Ended December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITES
Net Loss	$(29,618)	$(1,891)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	1,620	380
Changes in Operating Assets and Liabilities:
Accounts Payable	3,451	(2,202)
Income Tax Payable	(707)	(974)
Net Cash from Operating Activities	(25,254)	(4,687)

CASH FLOWS FROM INVESTING ACTIVITIES
Equipment Purchase	-	(3,240)
Net Cash Used in Investing Activities	-	(3,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (Repayment to) related party	(250)	2,500
Proceeds from Sale of Common shares	-	23,150
Net Cash Provided by Financing Activities	(250)	25,650

Net Increase (Decrease) in Cash	(25,504)	17,723

Cash, Beginning of Period	31,643	13,920

Cash, End of Period	$6,139	$31,643

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	-	-
Income Taxes	$331	-

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
Statements of Stockholders Equity
For the Years Ended December 31, 2018 and 2017

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Equity

Balance, December 31, 2016	5,000,000	$5,000	$-	$3,264	$8,264
Issuance of Common Shares for Cash	2,315,000	2,315	20,835	-	23,150
Net Income (Loss)	-	-	-	(1,891)	(1,891)
Balance, December 31, 2017	7,315,000	$7,315	$20,835	1,373	$29,523
Issuance of Common Shares for Cash	-	-	-	-	-
Net Income (Loss)	-	-	-	(29,618)	(29,618)

Balance, December 31, 2018	7,315,000	$7,315	$20,835	$(28,245)	$(95)

The accompanying notes are an integral part of these condensed financial statements.

Alfacourse Inc.
December 31, 2018
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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

The Company did not have any commitments or contingencies as of December 31, 2018 and 2017.

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2018.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For the Company, the ASU is effective January 1, 2019. The Company is currently assessing this ASU’s impact on the Company’s consolidated results of operations and financial condition.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a net loss from operations of ($28,245) since inception with limited operations with reported loss of ($29,618) for the years ended December 31, 2018..  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and equipment

Property, Plant and Equipment schedule as follows:

	December 31, 2018	December 31, 2017

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(2,000)	(380)
Net	$1,240	$2,860

Depreciation expense were $1,620 and $380 for the years ended December 31, 2018 and 2017, respectively

Note 5 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of December 31, 2018 and 2017 there were 7,315,000 total shares issued and outstanding..

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

Advances from Related Parties

From time to time, the President and Director of the Company would advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $3,474 as of December 31, 2018.

Issued Shares to Related Parties

On December 8, 2016, the Company sold 5,000,000 shares of common stock to Oleg Jitov, CEO of the Company at $0.001 per share, or $5,000 in cash.

Note 7 – Income Taxes

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% and 34% for the period ended as follows:

	December 31, 2018	December 31 2017

Tax benefit (expenses) at U.S. statutory rate	$5,931	$(974)
Change in valuation allowance	(5,931)
Tax benefit (expenses), net	$-	$(974)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2018	December 31, 2017

Net operating loss	$5,931	$-
Valuation allowance	(5,931)
Deferred tax assets, net	$-	$-

 The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2018	December 31, 2017

Balance-Beginning	$-	$1,020
Increase/(Decrease) in Valuation allowance	5,931	(1,020)
Balance-Ending	$5,931	$-

The Company has accumulated $28,245 of net operating losses (“NOL”) carried forward to offset future taxable income

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Marcum, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

No report required.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position

Oleg Jitov	53	President, Secretary, Chief Executive Officer and member of the Board of Directors.

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

On January 16, 2018 Vladimir Kolossovski resigned as a company Treasurer.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Oleg Jitov (President)	2017	0	0	0	0	0	0	0	0

Oleg Jitov (President)	2018	0	0	0	0	0	0	0	0

Change of control

As of December 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2018 and as of the date of the filing of this annual report by:

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the year ended December 31, 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accounting Fees and Services

During fiscal year ended December 31, 2018, we incurred   in fees to our principal independent accountants for professional services rendered in connection with the audit and review of our financial statements and tax advisory services.  Audit fees incurred during financial year ended December 31, 2017 were $4,523.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

(Registrant)	ALFACOURSE INC.

By :	/s/ OLEG JITOV
Oleg Jitov President and Chief Executive Officer and Chief Financial Officer

Date	April 1, 2019