Form 10-Q
period 2019-03-31
Alfacourse Inc.
filed 2019-05-15
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-Accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [X]

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	ALFA	N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2019

Common Stock: $0.001	7,315,000

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Alfacourse Inc.

Period Ended March 31, 2019

Alfacourse Inc.
Balance Sheets
As of March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$3,035	$6,139
Total Current Assets	3,035	6,139

Computer Equipment (Net)	835	1,240

Total Assets	$3,870	$7,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable and accrued expenses	$1,015	$4,250
Income Tax Payables	-	-
Due to Related Party	7,224	3,224
Total Liabilities	8,239	7,474

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shared issued and outstanding, respectively	7,315	7,315
Additional Paid-in Capital	20,835	20,835
Retained Earnings (Loss)	(32,519)	(28,245)
Total Stockholders’ Equity	(4,369)	(95)

Total Liabilities and Stockholders’ Equity	$3,870	$7,379

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Three Months Ended March 31, 2019 and March 31, 2018
(Unaudited)

	March 31, 2019	March 31, 2018
REVENUE
	$-	$-
EXPENSES
Other General and Administrative	1,130	1,251
Professional Fees	3,141	7,143
Total Expenses	4,274	8,394

Income (Loss) from Operations	-	(8,394)

Income Tax Expense (Recovery)	(4,274)	-

Net Income (Loss) After Tax	$(4,274)	$(8,394)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	7,315,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(4,274)	$(8,394)
Depreciation	405	405
Changes in Operating Assets and Liabilities:
Accounts Payable and accrued expenses	(3,235)	1,202
Income Tax Payable	-	-
Net Cash from Operating Activities	(7,104)	(6,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note Payable	4,000	-
Proceeds from Sale of Common Shares	-	-
Net Cash Provided by Financing Activities	4,000	-

Net Increase (Decrease) in Cash	(3,104)	(6,787)

Cash, Beginning of Period	6,139	31,643

Cash, End of Period	$3,035	$24,856

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	-	-

Non-cash financing and investing activities
Assets acquired for debt and reduction in related party payable	$-	$-

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Shareholders Equity
For the Year Ended December 31, 2018 and for the Three Months ended March 31, 2019 (unaudited)
(unaudited)

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Equity

Balance, January 1, 2018	7,315,000	$7,315	$20,835	$1,373	$29,523
Issuance of Common Shares for Cash	-	-	-	-	-
Net Income (Loss)	-	-	-	(29,916)	(29,618)
Balance, December 31, 2018	7,315,000	7,315	20,835	(28,245)	(95)

Issuance of Common Shares for Cash	-	-	-	-	-
Net Income (Loss)	-	-	-	(4,274)	(4,274)
Balance, March 31, 2019	7,315,000	$7,315	$20,835	$(32,519)	$(4,369)

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Alfacourse Inc. (the “Company”) was incorporated on February 29, 2016 under the laws of the State of Nevada.  The Company provides video editing services.

Note 2 – Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2018 and notes thereto.

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

There were no potentially dilutive common shares outstanding for the period ended March 31, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. For the Company, the ASU is effective January 1, 2019. The Company does not have any lease therefore this ASU does not have any impact on the Company’s results of operations and financial condition.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had retained loss of ($32,519) since inception with limited operations with reported loss of ($4,274) for the three months ended March 31, 2019.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property, Plant and Equipment

Property, Plant and Equipment as follows:

	March 31, 2019	March 31, 2018

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(2,405)	(785)
Net	$835	$2,455

Depreciation expense were $405 and $405 for the three months ended March 31, 2019 and 2018, respectively.

Note 5 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of March 31, 2019 there were 7,315,000 total shares issued and outstanding.

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

Advances from Stockholder

From time to time, the President of the Company advances funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.  The outstanding balance was $7,224 as of March 31, 2019.

Note 7 – Income Taxes

Deferred Tax Assets

At March 31, 2019, the Company had net cumulative operating loss (“NOL”) carry–forwards for Federal income tax purposes of $32,519 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $5,954 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of March 31, 2019.

Components of deferred tax assets are as follows:

March 31, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(32,519)
Income tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	5,954
Less: Valuation Allowance	(5,954)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

March 31, 2019

Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0%)
Effective income tax rate	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has filed its corporation income tax return for the year ended December 31, 2018, which will remain subject to examination by the Internal Revenue Service under the statute of limitations for a period of three (3) years from the date it is filed.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 our operating expenses of $4,274 were comprised of professional fees of $3,141 and General and Administrative expenses of $1,133 as compared to $8,394 total expenses for the three months ended March 31, 2018, comprising of $7,143 professional fees and $1,251 General and Administrative expenses. The decrease due to lower accounting/audit fees paid in current quarter.

Stockholders equity balance as of March 31, 2019 was ($4,369) compare to $21,128 for the same period of 2018.

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

Liquidity and Capital Resources

As of March 31, 2019, the Company reported the cash or cash equivalent balance of $3,035 and liabilities of $8,239. Our working capital deficit was ($5,203) at March 31, 2019 as compared to working capital deficit of ($1,334) at December 31, 2018. The available capital of the Company is not sufficient for the Company to remain operational for the next twelve months.

For the three months ended March 31, 2019, we have cash flows used in operating activities of ($7,104) as compared to ($6,787) for the same period in 2018.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000 and 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.  Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for the next twelve months, we need a minimum of $25,000. Based on this estimate and on current cash and accounts receivable we can sustain operations until June 2019 [$3,035/$25,000X12= 2 months]. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt for the company to continue as an on-going business for the next 12 months unless we obtain additional capital.  No substantial revenues are anticipated until we have completed the financing from this Offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this Offering.  We must raise cash to implement our strategy and stay in business.  If we sell at least 25% of the shares in the Offering we will have the resources to operate for the next 12 months, including for the costs of becoming a publicly reporting company.  The Company anticipates to incur approximately $12,000 in legal and registration cost over the next 12 months.

Limited operating history and need for additional capital

We have no historical financial information upon which to base an evaluation of our performance.  We are in a start-up operation stages and have generated revenues of $20,495 from four clients (inception to-date).  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishing a new business enterprise, including limited capital resources and possible overruns due to price and cost increases in services and products.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on May 13, 2019.

Alfacourse Inc.

By:	/s/ Oleg Jitov
Name: Oleg Jitov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)