Form 10-Q
period 2019-06-30
Alfacourse Inc.
filed 2019-08-13
CIK 1697412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-216086

ALFACOURSE INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1787148
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22 The Cedars Cruagh Wood, Stepaside, Dublin 18, Ireland
(Address of principal executive offices)	(Zip Code)

941-363-6663
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered

Common Stock	ALFA	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-Accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be fled by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 14, 2019

Common Stock: $0.001	7,315,000

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements

Alfacourse Inc.

Period Ended June 30, 2019

Alfacourse Inc.
Balance Sheets
As of June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019	December31, 2018
	(Unaudited)
ASSETS

Current Assets
Cashand Cash Equivalents	$4,206	$6,139
Total Current Assets	4,206	6,139

Computer Equipment (Net)	430	1,240

Total Assets	$4,636	$7,379

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable and accrued expenses	$2,249	$4,250
Income Tax Payables	-	-
Due to Related Party	13,224	3,224
Total Liabilities	15,473	7,474

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized,
7,315,000 shared issued and outstanding, respectively	7,315	7,315
Additional Paid-in Capital	20,835	20,835
Retained Earnings (Loss)	(38,987)	(28,245)
Total Stockholders’ Equity	(10,837)	(95)

Total Liabilities and Stockholders’ Equity	$4,636	$7,379

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Three Months Ended June 30, 2019 and 2018
(Unaudited)

	June 30, 2019	June 30, 2018

REVENUE	$-	$-

EXPENSES
General and Administrative	657	10,772
Professional Fees	5,812	5,171
Total Expenses	6,469	15,943

Income (Loss) from Operations	(6,469)	(15,943)

Income Tax Expense (Recovery)	-	34

Net Income (Loss) After Tax	$(6,469)	$(15,977)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	7,315,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Operations
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	June 30, 2019	June 30, 2018

REVENUE	$-	$-

EXPENSES
General and Administrative	1,789	12,023
Professional	8,953	12,314
Total Expenses	10,742	24,337

Income (Loss) from Operations	(10,742)	(24,337)

Income Tax Expense (Recovery)	-	34

Net Income (Loss) After Tax	$(10,742)	$(24,371)

Basic and Diluted Net Loss per Common share	$0.00	$0.00

Weighted-Average Number of Common Shared Outstanding	7,315,000	7,315,000

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2019 and 2018
(Unaudited)

	June30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Income (Loss)	$(10,742)	$(24,371)
Depreciation	810	810
Changes in Operating Assets and Liabilities:
Accounts Payable and accrued expenses	(2,000)	1,442
Income Tax Payable	-	(708)
Net Cash from Operating Activities	(11,932)	(22,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related Party Note Payable	10,000	(250)
Proceeds from Sale of Common Shares	-	-
Net Cash Provided by Financing Activities	10,000	(250)

Net Increase (Decrease) in Cash	(1,932)	(23,078)

Cash, Beginning of Period	6,139	31,643

Cash, End of Period	$4,206	$8,566

Supplemental Disclosure of Cash Flow Information

Cash Paid for:
Interest	$-	$-
Income Taxes	-	-

Non-cash financing and investing activities
Assets acquired for debt and reduction in related party payable	$-	$-

The accompanying notes are an integral part of these financial statements.

Alfacourse Inc.
Statements of Stockholders Equity
For the Six Months ended June 30, 2019 (unaudited)

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Equity

Balance, December 31, 2018	7,315,000	$7,315	$20,835	$(28,245)	$(95)
Issuance of Common Shares for Cash	-	-	-	-	-
Net Income (Loss)	-	-	-	(10,742)	(8,493)

Balance, June 30, 2019	7,315,000	$7,315	$20,835	$(38,987)	$(10,837)

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

There were no potentially dilutive common shares outstanding for the period ended June 30, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. The Company adopted the ASU on effective date January 1, 2019. The Company does not have any lease therefore this ASU did not have any impact on the Company’s results of operations and financial condition.

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had retained loss of ($38,987) since inception with limited operations with reported loss of ($10,742) for the six months ended June 30, 2019.  These factors raise doubt about the Company’s ability to continue as a going concern.

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

Note 4– Property, Plant and Equipment

Property, Plant and Equipment as follows:

	June 30, 2019	December 31, 2018

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(2,810)	(2,000)
Net	$430	$1,240

Depreciation expense were $810 and $810 for the six months ended June 30, 2019 and 2018, respectively.

Note 5– Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of June 30, 2019, there were 7,315,000 total shares issued and outstanding.

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

Advances from Stockholder

From time to time, the President of the Company advances funds to the Company for working capital purposes.  These advances are unsecured, non-interest bearing and due on demand.  The outstanding balance was $13,224 as of June 30, 2019.

Note 7– Income Taxes

Deferred Tax Assets

At June 30, 2019, the Company had net cumulative operating loss (“NOL”) carry–forwards for Federal income tax purposes of $38,987 that may be offset against future taxable income through 2039.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $8,187 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of June 30, 2019.

Components of deferred tax assets are as follows:

June 30, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(38,987)
Income tax rate	21%
Expected Income Tax Benefit from NOL Carry-Forward	8,187
Less: Valuation Allowance	(8,187)
Deferred Tax Asset, Net of Valuation Allowance	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

June 30, 2109

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

The other videographers and production segment are expected to generate 7% of the total revenue.

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

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, our operating expenses of $6,468 were comprised of professional fees of $5,812 and General and Administrative expenses of $657 as compared to $15,943 total expenses for the three months ended June 30, 2018, comprising of $10,772 professional fees and $5,171general and Administrative expenses. The decrease was primarily due to application fees paid for DTC in 2018.

For the six months ended June 30, 2019 our operating expenses of $10,472 were comprised of professional fees of $8,953 and General and Administrative expenses of $1,789 as compared to $24,337total expenses for the six months ended June 30, 2018, comprising of $12,314 professional fees and $12,023 General and Administrative expenses. The decrease was primarily due to application fees paid for DTC in 2018.

Activities To-date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have established the company's office. We will continue to work on Company website and presentation materials for prospective clients.

We sold 5,000,000 shares of common stock to our President for $5,000.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

As of June 30, 2019, the Company reported the cash orcash equivalent balance of $4,206and liabilities of $15,473. Our working capital deficit was ($11,267) at June 30, 2019 as compared to working capital deficit of ($1,334) at December 31, 2018.The available capital of the Company is not sufficient for the Company to remain operational for the next twelve months.

For the six months ended June 30, 2019, we have cash flows used in operating activities of ($11,932) as compared to ($250) for the same period of 2018 effected by depreciation expenses and accounts payables.

For the six months ended June 30, 2019, we have cash flows provided by financing activities of $10,000 as compared to ($22,828) for the same period of 2018 which the company received advances from related party to fund the operation of the Company.

Since inception, we have sold 5,000,000 shares of common stock to our President at a price of $0.001 per share, for aggregate proceeds of $5,000 and 2,315,000 shares to 29 investors at a price of $0.01 per share for aggregate proceeds of $23,150.Our President will provide additional capital via long-term note in order to complete the Offering and registration process if required.

We are attempting to raise funds to proceed with our plan of operation.  Our current cash balance will be used to pay the fees and expenses of this Offering.  We will have to obtain additional funding from our President.  However, he has no formal commitment, arrangement or legal obligation to loan funds to the Company.  To proceed with our operations for the next twelve months, we need a minimum of $25,000. Based on this estimate and on current cash and accounts receivable we cannot sustain operations. We cannot guarantee that we will be able to sell all the shares required to satisfy our 12 months financial requirement.  If we are successful, all funds raised will be applied to the items set forth in the Use of Proceeds section of this Prospectus.  In the long term we may need additional financing.  We do not currently have any arrangements for obtaining such additional financing.  Such additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations.  These factors may impact the timing, amount, terms and conditions of additional financing available.  There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us.

Stockholders’ deficit balance as of June 30, 2019 was ($10,837) compare to $(95)as of December 31, 2018.

We anticipate that our legal and accounting fees will be $12,000 over the next 12 months as a result of being a reporting company with the SEC.

Going Concern Consideration

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt for the company to continue as an on-going business for the next 12 months unless we obtain additional capital.  No substantial revenues are anticipated until we have completed the financing from this Offering and implemented our plan of operations.  Our only source for cash at this time is investments by others in this Offering.  We must raise cash to implement our strategy and stay in business.  If we sell at least 25% of the shares in the Offering we will have the resources to operate for the next 12 months, including for the costs of becoming a publicly reporting company.  The Company anticipates to incur approximately $12,000 in legal, professional fees, and public reporting cost over the next 12 months.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Stepaside, Dublin 18, Ireland on August 13, 2019.

Alfacourse Inc.

By:	/s/ Oleg Jitov
Name: Oleg Jitov
Title: President, Secretary and Director
(Principal Executive, Financial and Accounting Officer)