Form 10-K
period 2019-12-31
Migom Global Corp.
filed 2020-03-31
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-216086

MIGOM GLOBAL CORP.

(Exact name of registrant as specified in its charter)

NEVADA	6199	61-1787148
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Georgi Parrik

President/Secretary

1185 6th Ave, 3rd Floor

New-York, NY, 10036, USA

Phone: 212-257-6711

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

There was no trading market value of the registrant’s common stock, par value $0.001 per share, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 27, 2020, the registrant had 7,315,000 shares of common stock issued and outstanding.

i

PART I

Item 1. Description of Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We face risks related to natural disasters, health epidemics and other outbreaks, especially the outbreak of COVID-19 since December 2019, which may have a material adverse effect on our business, results of operations and financial condition. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

Migom Global Corp. (the “Company”) was incorporated as Alfacourse Inc. in the State of Nevada on February 29, 2016. On October 9, 2019, as a result of a private transactions, 5,000,000 shares of common stock (the “Shares”) of the Company, were transferred from Oleg Jitov to Heritage Equity Fund LP (the “Purchaser”).  As a result, the Purchaser became a 68.35% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, Oleg Jitov released the Company from all debts owed to him. On October 8, 2019, the existing director and officer resigned. Accordingly, Oleg Jitov, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Georgi Parrik consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. On November 1, 2019, the Company amended its articles of incorporation change its name to Migom Global Corp. The change was made in anticipation of entering into a new line of business operations which is a new company building synergistic ventures in international banking, securities brokerage, electronic money distribution as well as digital assets origination and market making. Our offices are located at 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

On January 23, 2020, HRH Prince Maximillian Habsburg was appointed as Chairman of the Board of Directors of the Company. Also on January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. HRH Prince Maximillian Habsburg, Thomas Schaetti, and Stefan Lenhart accepted such appointments on January 23, 2020. Each appointee is independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

We are a company with limited earnings to date and nominal operations and assets with a focus on intellectual property development.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

Migom Global uses a group of Intellectual Property Practice lawyers assist internationally and locally in transactions where intellectual property plays an important role, such as non-disclosure and confidentiality agreements, franchise agreements, license agreements and transfer agreements. It is carried out in accordance with local and international law.

Governmental and Industry Regulations

We will be subject to federal and state laws and regulations that relate directly or indirectly to our operations including federal securities laws. We will also be subject to common business and tax rules and regulations pertaining to the normal business operations.

Research and Development Activities and Costs

Support will be provided for activities targeting among others: regional marketing, trade and investment promotion, SME development, the development of local and regional labour markets, the development of an information society, new technologies, improvement of cooperation between research and business institutions, the socio-economic and environmental rehabilitation of technologically transformed and contaminated areas.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Employees

To date we have four employees.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Pink under the trading symbol “MGOM.” Our common stock did not trade prior to September 26, 2019.

Trading in stocks quoted on the OTC Pink is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

For the periods indicated, the following table sets forth the high and low prices per share of common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year 2019	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter		$2.00		$2.00
Fourth Quarter		$6.19		$2.00

We have issued 7,315,000 shares of our common stock since our inception on February 29, 2016. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of December 31, 2019, we have 30 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is +1 212-828-8436.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2019 or 2018. We have not paid any cash dividends since on February 29, 2016 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2019.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2019.

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

Migom Global Corp. (the “Company”) was incorporated as Alfacourse Inc. in the State of Nevada on February 29, 2016. On October 9, 2019, as a result of a private transactions, 5,000,000 shares of common stock (the “Shares”) of the Company, were transferred from Oleg Jitov to Heritage Equity Fund LP (the “Purchaser”).  As a result, the Purchaser became a 68.35% holder of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, Oleg Jitov released the Company from all debts owed to him. On October 8, 2019, the existing director and officer resigned. Accordingly, Oleg Jitov, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Georgi Parrik consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. On November 1, 2019, the Company amended its articles of incorporation change its name to Migom Global Corp. The change was made in anticipation of entering into a new line of business operations which is is a new company building synergistic ventures in international banking, securities brokerage, electronic money distribution as well as digital assets origination and market making. Our offices are located at 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

On January 23, 2020, HRH Prince Maximillian Habsburg was appointed as Chairman of the Board of Directors of the Company. Also on January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. HRH Prince Maximillian Habsburg, Thomas Schaetti, and Stefan Lenhart accepted such appointments on January 23, 2020. Each appointee is independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

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

Results of Operations

Results of Operations for the year ended December 31, 2019 and 2018

For fiscal year ended December 31, 2019, we have generated revenue of $10,000 compared with $5,875 for the year ended December 31, 2018.

For fiscal year ended December 31, 2019, our operating expenses were comprised of professional fees of $22,410, salaries of 10,800, and general and administrative expenses of $12,606, as compared to $21,148 of professional fees and $14,014 in general and administrative expenses for year ended December 31, 2018.

The increase of $10,654 in operating expenses was primarily due to the payment of salaries.

Liquidity and Capital Resources

As of December 31, 2019, the Company had $37,819 in cash and current liabilities of $52,295, as compared with $6,139 of cash and $7,474 of current liabilities as of December 31, 2018. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

For the year ended December 31, 2019, we have cash flows used in operating activities of $38,825, as compared to $25,254 for the same period in 2018.

We used cash in financing activities of $70,505 to repay a related party loan for the year ended December 31, 2019, while we generated cash flow from financing activities of $42,814 from convertible notes and $27,691 from related parties, . We used cash in financing activities of $250 to repay our related party for the years ended December 31, 2018.

Since inception, we have sold 5,000,000 shares of common stocks to our previous president and director, at a price of $0.001 per share and 2,315,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $28,150.  Our previous president and director also provided $3,224 long term loan to the company (non-interest bearing with no fixed term of repayment), which was waived as part of the change of control transaction. Or current President and Director, Georgi Parrik, provided a $8,691 long term loan to the company (non-interest bearing with no fixed term of repayment),

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2018, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2019 and as of December 31, 2018, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Officers

Georgi Parrik	39	President, Director

HRH Prince Maximillian Habsburg	44	Chairman of the Board of Director (appointed January 23, 2020)

Thomas Schaetti	44	Director (appointed on January 23, 2020)

Stefan Lenhart	41	Director (appointed on January 23, 2020)

Georgi Parrik- President, Director

Mr. Georgi Parrik, age 39, currently, and since June 2019, is the CEO/Director of 1STX OU and DIMM International OU. From 2014 to 2019, Mr. Parrik was employed by Neuenhaus S.A., a Luxemburg Asset Management company as regional manager for the Eastern European countries. Georgi Parrik worked as the President of Punchline Quebec from 2005 to 2013. He is the original Cofounder of this entertainment company, operated in Ontario and Quebec, Canada. He was also the President and CEO of the US public company, Antaga International Inc. from June 10, 2009 to August 29, 2012.

Georgi Parrik graduated From Burnaby South HS, Burnaby, BC, Canada 1999; graduated From Langara College 1999-2002 (General science and Human Kinesiology), UBC (University of British Colombia) 2002-2005 and studied Cell Biology and Genetics (Bachelor of Sciences).

HRH Prince Maximillian Habsburg – Chairman of the Board of Directors

HRH Prince Maximillian Habsburg, age 44, is currently Chairman of the Board of Directors of Migom Bank, Ltd., Roseau, Dominica. Among his other engagements HRH Prince Maximillian Habsburg since 2018 has been the President of Volkswirtschaftliche Gesellschaft Wien, an educational institution of regionally networking non-profit organizations. Additoinally, since 2016 Mr. Habsburg has served as Managing Director of ELLS Finanzberatung und Treuhand GmbH, and at ELLS Bank AG as liquidator and as the Chairman of the Board. Since 2013, HRH Prince Maximillian Habsburg has acted as the General Manager and principal partner in Family Office Asset Planning, M&A Support, Wealth Planning Services, and Estate Planing Services at Habsburg Solutions GmbH.

Mr. Habsburg received his training to CFP, ÖPWZ Vienna, degree in 2008, Balance Sheet Analysis in 2007, and Xetra Retailer Cash Market, Stock Exchange Vienna in 2005. He received his diploma from College of Tourism Management, Klessheim, in 1998.

Thomas Schaetti - Director

Mr. Thomas Schaetti, age 44, since 2019 has been working at Migom Investments S.A, Luxembourg, an EMD Agent registered by the UK FCA, as the Chief Executive Officer, at Migom Bank Ltd., Roseau, Dominica, as Chief Executive Officer, and at Migom Verwaltungs GmbH, Vienna, Austria, as Chief Executive Officer. Also beginning in 2019, Mr. Schaetti has worked at Crapera2 AG, as President of the Board, at B52 Holding AG, as a Board Member, and at Bentito AG, as a Board Member. Beginning in 2016, Thomas Schaetti has been the President of the Board of Sideral Holding AG, Baden and a Board Member of IMW Immobilien SE. Mr. Schaetti worked at E&A Beteiligungs GmbH, as Chief Executive Officer, from 2017 to 2019, and as Managing Director at Brauerei Piesting GmbH, from 2016 to 2017. He was also the Managing Director at Nordinvestment GmbH, from 2016 to 2018 and the President of the Board at Geneva Fund Services AG, from 2016 to 2017. Thomas was President of the Board of Sofina AG in Zurich from 2008 to 2015. His other career highlights include administrative positions in Privatbank Maerki Baumann & Co., AG, Zurich, Coutts Bank & Co. AG, Zurich, Euro Invest Bank AG, Zurich, and SVRB Schweizer Verband der Raiffeisen Banken, Zurich.

Mr. Thomas Schaetti has graduated from Secundarschule, Zurich in 1990 and received his Commercial Degree in Management and Business Administration from Zurich Commercial School in 1993.

Stefan Lenhart – Director

Mr. Stefan Lenhart, , age 41, currently the Treasurer of Migom Bank Ltd., Roseau, Dominica, worked at DVAG Deutsche Vermögensberatung Bank AG, in investment counseling, and agency management from November 2017 to November 2018. Before that he worked at various managerial positions at such financial institutions as Creditanstalt Bank, Bank Austria AG, Alizee Bank AG, Wienerprivatbank SE and Meinl Bank AG.

Mr. Lenhart garduated from Polytechnischer Lehrgang professional school, Hohenau, Austria in 1993. He also became an integrated dealer, audit stock and derivatives market at the Vienna Stock Exchange, in 2000, passed a EUREX trader examination, Frankfurt, in 2002 and completed a VÖIG-course for funds and portfolio management (CPM), Vienna, in 2005. Stefan received an MBA in Finance Administration from Donau University, Krems in 2012, and passed the Austrian state insurance agents exam in 2016.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Our Directors and our Executive officers have not been involved in any of the following events during the past ten years:

1. Bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4. Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

TERM OF OFFICE

Our directors are appointed to hold office until the next annual meeting of our stockholders or until their respective successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Nevada Revised Statues. Our Board of Directors hold office until removed by the Board or until their resignation appoints our officer.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four members, three of whom qualifies a an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation or audit committee.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer from January 1, 2018 to December 31, 2019:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Oleg Jitovi* Director, Chief Executive Officer	January 1, 2019 to December, 31, 2018	0	0	0	0	0
	January 1, 2019 to December, 31, 2019	0	0	0	0	0

Georgi Parrik** President, Director	January 1, 2018 to December, 31, 2018	0	0	0	0	0
	January 1, 2019 to December, 31, 2019	0	0	0	0	0

*	Resigned as of October 8, 2019
**	Appointed as of October 8, 2019

There are no employment agreements between the company and management.

There are no annuity, pension or retirement benefits proposed to be paid to the officers or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Oleg Jitov*	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Georgi Parrik**	-0-	-0-	-0-	-0-	-0-	-0-	-0-

*	Resigned as of October 8, 2019

**	Appointed as of October 8, 2019

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2019 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock
Georgi Parrik	0	0%

HRH Prince Maximillian Habsburg	0	0%

Thomas Schaetti	0	0%

Stefan Lenhart	0	0%
Heritage Equity Fund LP (3)	5,000,000	68.35%
All of the officers and directors as a group (4 people)	0	0%

(1)	The address of each beneficial owner is 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2018, there were 141,965,520 shares of our common stock issued and outstanding.

(3)	Heritage Equity Fund LP is controlled by Tatjana Gutschmidt El Chbeir.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the years ended December 31, 2019 and 2018, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$8,000	$14,500
Audit-related fees	-	-
Tax fees	$-	$-
All other fees	-	-

Total	$8,000	$14,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents. The year ended December 31, 2019 the financial statements of the Company were audited, by Thayer O’Neal Company, LLC and 2018, the financial statements of the Company were audited by JLKZ CPA LLP.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Article of Incorporation, as amended#

3.2	By-laws, as amended**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the SEC on December 6, 2019.
**	Previously filed as an Exhibit to the Company’s Form S-1 filed with SEC on February 16, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGOM GLOBAL CORP.

Date: March 30, 2020	By:	/s/ Georgi Parrik
Georgi Parrik Chief Executive Officer, President, Treasurer, Director (Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Georgi Parrik	Chief Executive Officer, President, Treasurer and Director
Georgi Parrik	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Migom Global Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Migom Global Corp. (formerly Alfacourse Inc.) (the “Company”), as of December 31, 2019 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for year ended December 31, 2019, in conformity with U.S generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC
We have served as the Company’s auditor since 2020
Sugarland, Texas
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:     The Board of Directors and Stockholders of

Alfacourse Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alfacourse Inc.(the Company) as of December 31, 2018, and the related statements of operations, stockholders’ equity, and cash flows for the year in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). The financial statements of the Company as of December 31, 2017, were audited by other auditors whose report dated April 9, 2018, expressed an unqualified opinion on those statements included an explanatory paragraph regarding going concern on the Company.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
April 1, 2019

Migom Global Corp.

(Formerly Alfacourse Inc.)

Balance Sheets

As of December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
ASSETS

Current Assets
Cash & Cash Equivalents	$37,819	$6,139
Total Current Assets	37,819	6,139

Fixed Assets
Computer Equipment, net	0	1,240

Total Assets	37,819	7,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accured Expenses	790	4,250
Due to Related Party	8,691	3,224
Note Payables	42,814	-
Total Current Liabilities	52,295	7,474
Total Liabilities	52,295	7,474

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,315,000 shares issued and outstanding	7,315	7,315
Additional Paid-In Capital	43,059	20,835
Accumulated Deficit	(64,850)	(28,245)
Total Stockholders’ Deficit	(14,476)	(95)

Total Liabilities and Shareholders’ Deficit	$37,819	$7,379

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Statements of Operations

For the Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
REVENUE
	$10,000	$5,875
EXPENSES
General and Administrative	12,606	14,014
Professional	22,410	21,148
Salary	10,800
Total Expenses	45,816	35,162

Loss from Operations	(35,816)	(29,287)

Interest Expense	(790)	-

Loss before Income Tax	(36,606)	(29,287)

Income Tax (Benefit) Expense	-	331

NET LOSS AFTER TAX	$(36,606)	$(29,618)

Basic and Diluted Net Loss per Common Share	$(0.01)	$(0.00)

Weighted-Average Number of Common Shares Outstanding	7,315,000	7,315,000

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Statements of Cash Flows

For The Years Ended December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(36,606)	$(29,618)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	1,240	1,620
Changes in Operating Assets and Liabilities:
Accounts Payable	(3,459)	3,451
Income Tax Payable	-	(707)
Net Cash Used in Operating Activities	(38,825)	(25,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	27,691	(250)
Proceeds from Sale of Common shares	-	-
Proceeds from convertible notes	42,814
Net Cash Provided by (Used in) Financing Activities	70,505	(250)

Net Increase (Decrease) in Cash	31,680	(25,504)

Cash and Cash Equivalent, Beginning of Year	6,139	31,643
Cash and Cash Equivalent, End of Year	$37,819	$6,139

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	-	-
Income Taxes	-	$331

Non-Cash Investing and Financing activities Forgiveness of debt	$22,224	-

The accompanying notes are an integral part of these financial statements.

Migom Gloal Inc.

(formerly Alfacourse Inc.)

Statements of Stockholders’ Decifit

For the Years Ended December 31, 2019 and 2018

	Common Stock	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Equity

Balance, December 31, 2017	7,315,000	$7,315	$20,835	1,373	$29,523
Issuance of Common Shares for Cash	-	-	-	-	-
Net Loss	-	-	-	(29,618)	(29,618)
Balance, December 31, 2018	7,315,000	$7,315	$20,835	$(28,245)	$(95)

Forgiveness of debt	-	-	22,224	-	22,224
Net Loss	-	-	-	(36,606)	(36,606)
Balance, December 31, 2019	7,315,000	$7,315	$43,059	(64,850)	(14,476)

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

December 31, 2019

Notes to the Financial Statements

Note 1 - Organization and Operations

Migom Global Corp. (the “Company”) was incorporated as Alfacourse Inc. in the State of Nevada on February 29, 2016. On November 1, 2019, the Company amended its articles of incorporation to change its name to Migom Global Corp. The change was made in anticipation of entering a new line of business operations which is a new company building synergistic ventures in international banking, securities brokerage, electronic money distribution as well as digital assets origination and market making.

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

Development Stage Company

The Company is a development stage company as defined in ASC 915 “Development Stage Entities.”. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts payable, due to related party and note payable approximate their fair values because of the short maturity of these instruments.

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

The Company did not have any commitments or contingencies as of December 31, 2019 and 2018.

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

The Company is working on setting up a network of affiliated businesses in several countries, which may provide a seamless integration between the traditional regulated banking and financial services and the innovative emerging fintech solutions, benefiting consumers and businesses worldwide.

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

There were no potentially dilutive common shares outstanding for the year ended December 31, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard. The company’s current leases as of the balance sheet date do not fall under this guidance as they are month-to-month leases.

Management has determined that the adoption of ASC842 Lease Accounting has no impact on the Company, as the Company does not have any lease of twelve months or more.

In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on the audited financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material on its audited financial statements.

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

As reflected in the financial statements, the Company had an accumulated deficit of $64,850 since inception with limited operations with reported loss of $36,606 for the year ended December 31, 2019.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and equipment

Property, Plant and Equipment schedule as follows:

	December 31, 2019	December 31, 2018

Tools and Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(3,240)	(2,000)
Net	$0	$1,240

Depreciation expense were $1,240 and $1,620 for the years ended December 31, 2019 and 2018, respectively

Note 5 – Stockholder’s Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of December 31, 2019 and 2018 there were 7,315,000 total shares issued and outstanding.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Related Parties

From time to time, the President and Director of the Company would advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand. During 2019 the prior President forgave debt of $22,224. The outstanding balance was $8,691 as of December 31, 2019, and $3,224 as of December 31, 2018.

Note 7 – Note Payable

On October 9, 2019, the Company entered into a convertible note for $20,000, the note rate is 8% and the maturity date is July 1, 2020. The note is convertible at any time after the issuance date at a conversion price of $0.0025 per share. The Company accrued interest for this loan of $369 and $0 for the years ended December 31, 2019 and 2018.

On October 9, 2019, the Company entered into a convertible note for $22,813.81, the note rate is 8% and the maturity date is July 1, 2020. The note is convertible at any time after the issuance date at a conversion price of $0.0025 per share. The Company accrued interest for this loan of $421 and $0 for the years ended December 31, 2019 and 2018

Note 8 – Income Taxes

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate of 21% and 21% for the period ended December 31, 2019 of $7,688 and $6,905 for the period ended December 31, 2018.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018

Tax Loss	$13,619	$5,931
Valuation allowance	(13,619)	(5,931)
Deferred tax assets, net	$-	$-

The Company has accumulated $64,850 of net operating losses (“NOL”) carried forward to offset future taxable income

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

Note 9 – Prior Year reclassification

Certain prior year numbers have been reclassified to conform with the current year position

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.