Form 10-Q
period 2020-03-31
Migom Global Corp.
filed 2020-05-05
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended March 31, 2020

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

As of May 4, 2020, the registrant had 7,315,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item1. Financial Statements

Migom Global Corp.

Period Ended March 31, 2020

Migom Global Corp.

Balance Sheets

As of March 31, 2020 (unaudited) and December 31, 2019 (audited)

	March 31, 2020	December 31, 2019
ASSETS

Current Assets
Cash & Cash Equivalents	$7,468	$37,819
Total Current Assets	7,468	37,819

Fixed Assets
Computer Equipment, net	0	0

Total Assets	7,468	37,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	1,641	790
Due to Related Party	10,888	8,691
Note Payable	42,814	42,814
Total Current Liabilities	55,343	52,295
Total Liabilities	55,343	52,295

Commitments and Contingencies	-	-

Stockholders’ Deficit
Common Stock, $0.001 par value, 75,000,000 shares authorized, 7,315,000 shares issued and outstanding, respectively	7,315	7,315
Additional Paid-In Capital	43,059	43,059
Accumulated Deficit	(98,249)	(64,850)
Total Stockholders’ Deficit	(47,875)	(14,476)

Total Liabilities and Shareholders’ Deficit	$7,468	$37,819

The accompanying notes are an integral part of these condensed financial statements.

Migom Global Corp.

Statements of Operations

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

	March 31, 2020	March 31, 2019
REVENUE
	$-	$-
EXPENSES
General and Administrative	4,328	1,130
Professional	12,020	3,141
Salary	16,200
Total Expenses	32,548	4,274

Loss from Operations	(32,548)	(4,274)

Interest Expense	(851)	-

Loss Before Tax	(33,399)	(4,274)

Income tax expense	-	-
NET LOSS AFTER TAX	$(33,399)	$(4,274)

Basic and Diluted Net Loss per Common Share	$0.01	$0.00

Weighted-Average Number of Common Shares Outstanding	7,315,000	7,315,000

The accompanying notes are an integral part of these condensed financial statements.

Migom Global Corp.

Statements of Cash Flows

For The Three Months Ended March 31, 2020 and 2019 (unaudited)

	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITES:
Net Loss	$(33,399)	$(4,274)
Adjustment to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation Expense	-	405
Changes in Operating Assets and Liabilities:
Accrued Expenses	851	(3,235)

Net Cash used in Operating Activities	(32,548)	(7,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party	2,197	4,000
Net Cash Provided by Financing Activities	2,197	4000

Net Increase (Decrease) in Cash	(30,351)	(4,104)

Cash, Beginning of Period	37,819	6,139
Cash, End of Period	$7,468	$3,035

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
Interest	-	-
Income Taxes	-	-

Migom Gloal Inc.

(formerly Alfacourse Inc.)

Statements of Stockholders’ Decifit

For the Three Months Ended March 31, 2020

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2019	7,315,000	$7,315	$43,059	(64,850)	(14,476)

Net Loss	-	-	-	(33,399)	(33,399)
Balance, March 31, 2020	7,315,000	$7,315	$43,059	(98,249)	(47,875)

For the Three Months Ended March 31, 2019

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2018	7,315,000	$7,315	$20,835	(28,245)	(95)

Net Loss	-	-	-	(4,274)	(4,274)
Balance, March 31, 2019	7,315,000	$7,315	$20,835	(32,519)	(4,369)

The accompanying notes are an integral part of these condensed financial statements.

Migom Global Corp.

March 31, 2020

Notes to the Financial Statements

Note 1 - Organization and Operations

Migom Global Corp. (the “Company”) was incorporated as Alfacourse Inc. in the State of Nevada on February 29, 2016. On November 1, 2019, the Company amended its articles of incorporation and changed its name to Migom Global Corp. The change was made in anticipation of entering a new line of business operations which is a new company building synergistic ventures in international banking, securities brokerage, electronic money distribution as well as digital assets origination and market making.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required byUS generally accepted accounting principles.

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses, related party payables and notes payable approximate their fair values because of the short maturity of these instruments.

Cash and Cash Equivalents

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

The Company did not have any commitments or contingencies as of March 31, 2020.

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

There were no potentially dilutive common shares outstanding for the quarter ended March 31, 2020.

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

The ASU will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company has assessed the impact of this standard. The company’s current leases as of the balance sheet date do not fall under this guidance as they are month-to-month leases.

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

As reflected in the financial statements, the Company had a accumulated deficit of ($98,249) since inception with limited operations with reported loss of ($33,399) for the quarter ended March 31, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Property and equipment

Property, Plant and Equipment schedule as follows:

	March 31, 2020	March 31, 2019

Computer Equipment	$3,240	$3,240
Less: Accumulated Depreciation	(3,240)	(2,405)
Net	$-	$835

Depreciation expense were $0 and $405 for the quarters ended March 31, 2020 and 2019, respectively.

Note 5 – Stockholder’s Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Seventy-Five Million (75,000,000) shares of which Seventy-Five Million (75,000,000) shares shall be Common Stock, par value $0.001 per share.

Common Stock

As of March 31, 2020 there were 7,315,000 total shares issued and outstanding.

Note 6 – Related Party Transactions

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Advances from Related Parties

From time to time, the President and Director of the Company would advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $8,691 as of March 31, 2020, compared with $7,224 as of March 31, 2019, increase due to change of ownership in 2019, prior related party debt forgiven by prior owner.

Note 8 – Income Taxes

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of March 31, 2020 and 2019.

Components of deferred tax assets are as follows:

	March 31, 2020	March 31, 2019
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward before income taxes	$(73,238)	$(32,519)
Income tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	15,380	5,954
Less: Valuation Allowance	(15,380)	(5,954)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	March 31, 2020	March 31, 2019

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company has accumulated $73,238 of net operating losses (“NOL”) carried forward to offset future taxable income

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

Note 9 – Prior Year reclassification

Certain prior year numbers have been reclassified to conform with the current year position

Note 10 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent event(s) to be disclosed.

On April 8, 2020, the Company increased its authorized shares of preferred shares from 0 to 650,000 shares.

On April 14, 2020, the Company entered into a convertible note agreement with Heritage Equity Fund LP (“Heritage”), for $35,697, maturity date of July 1, 2021, the note bears interest of 12% per annum and has a conversion price of $0.0025 per share.

On April 15, 2020 HRH Prince Maximillian Hasberg resigned from the board of directors of the Company.

On April 16, 2020 the Company, entered into a Securities Exchange and Settlement Agreement (the “Agreement”) with its controlling shareholder, Heritage Equity Fund LP , pursuant to which the Company agreed to issue Heritage 650,000 shares of its Series A Preferred Stock in exchange for $80,242.81 in accrued and unpaid debt principle and interest, under three convertible notes held by Heritage.

On April 16, 2020, the Company issued 650,000 shares of its Series A Preferred Stock, par value $.001 per share, to Heritage, as described above. The shares of Series A Preferred Stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933. as it was exchange for existing securities of the Company.

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

Employees

To date we have four employees.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020 our operating expenses of $32,548 were comprised of professional fees of $12,020, salaries of $16,200 and general and administrative expenses of $4,328 compared to operating expenses of $4,274, comprised of $3,141 professional fees and general and administrative expenses of $1,133 for the three months ended March 31, 2019, mainly due to the increase of salaries, accounting and auditing fees incurred during the period.

Stockholders deficit balance as of March 31, 2020 was $47,875 compared to $4,369 as of March 31, 2019.

Activities To-date

A substantial portion of our activities to-date has been focused on developing a sound business plan. We have established the company’s office.

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

Liquidity and Capital Resources

As of March 31, 2020, the Company reported the cash or cash equivalent balance of $7,469 and liabilities of $55,344. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

For the three months ended March 31, 2020, we have cash flows used in operating activities of ($32,548) compared to ($7,104) the three months ended March 31, 2019.

Since inception, we have sold 5,000,000 shares of common stocks to our previous president and director, at a price of $0.001 per share and 2,315,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $28,150.  Our previous president and director also provided $3,224 long term loan to the company (non-interest bearing with no fixed term of repayment), which was waived as part of the change of control transaction. Our current President and Director, Georgi Parrik, provided a $8,691 long term loan to the company (non-interest bearing with no fixed term of repayment),

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

An evaluation has been conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No report required.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2019 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 5, 2020

By:	/s/ Georgi Parrik
Georgi Parrik
President and Chief Executive Officer (principal executive officer), and Chief Financial Officer and Secretary (principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.