Form 10-Q
period 2020-06-30
Migom Global Corp.
filed 2020-10-20
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Chief Executive Officer

1185 6th Ave, 3rd Floor

New-York, NY, 10036, USA

Phone: 212-257-6711

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
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

As of October 12, 2020, the registrant had 7,489,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Six Months Ended June 30, 2020

i

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,351,321	$1,152,082
Total current assets	1,351,321	1,152,082

Noncurrent assets:
Intangible assets, net	263,571	-
Prepaid rent	-	1,111

Total assets	$1,614,892	$1,153,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable to related party	$-	$42,814
Accounts payable and accrued expenses	$4,064	$5,173
Payable to related party	20,191	8,691
Deferred revenue	442,042	-
Total current liabilities	466,297	56,678
Total liabilities	466,297	56,678

Commitments and contingencies (see Note 11)	-	-

Shareholders’ equity
Preferred stock, $0.001 par value, 650,000 shares authorized, 650,000 and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	650	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,489,000 and 7,459,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,489	7,459
Additional paid in capital	1,613,493	1,263,930
Accumulated deficit	(462,678)	(164,477)
Other comprehensive income	(10,359)	(10,397)
Total shareholders’ equity	1,148,595	1,096,515

Total liabilities and shareholders’ equity	$1,614,892	$1,153,193

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Statement of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses
Professional fees	10,972	5,812	23,763	8,953
Salary expense	16,200	-	32,400	-
Rent expense	12,042	-	13,392	-
Marketing expense	221,021	-	221,021	-
Other general and administrative expenses	2,073	657	6,429	1,743
Total operating expenses	262,308	6,469	297,005	10,696

Total operating loss	(262,308)	(6,469)	(297,005)	(10,696)

Other income (expense)
Other expense	(316)	-	(1,196)	(44)
Total other income (expense)	(316)	-	(1,196)	(44)

Net Income (loss)	(262,624)	(6,469)	(298,201)	(10,740)

Foreign currency translation gain	-	-	38	29,624

Total comprehensive income (loss)	$(262,624)	$(6,469)	$(298,163)	$18,884

Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.04)	$(0.00)

Weighted average number of common shares outstanding	7,470,703	7,333,000	7,470,703	7,333,000

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Statement of Shareholders’ Equity

For the three and six months ended June 30, 2020 and 2019

(unaudited)

							Additional		Other
	Preferred Stock			Common Stock			Paid In		Comprehensive		Accumulated
	Shares	Amount		Shares	Amount		Capital		Income		Deficit	Total

For the three and six months ended June 30, 2019
Balance, December 31, 2018		$		7,332,778		$7,333		$20,817		$1	$(28,245)	$(94)
Net loss											(4,271)	(4,271)
Capital contribution								13,817				13,817
Other comprehensive income										47		47
Balance, March 31, 2019	-		$-	7,332,778		$7,333		$34,634		$48	$(32,516)	$9,499

Net loss		$			$		$		$		$(6,469)	$(6,469)
Other comprehensive income
Balance, June 30, 2019	-		$-	7,332,778		$7,333		$34,634		$48	$(38,985)	$3,030

For the three and six months ended June 30, 2020
Balance, December 31, 2019	-		$-	7,459,000		$7,459		$1,263,930		$(10,397)	$(164,477)	$1,096,551

Net loss		$			$		$		$		$(36,209)	$(36,209)
Other comprehensive income										38		38
Balance, March 31, 2020	-		$-	7,459,000		$7,459		$1,263,930		$(10,359)	$(200,686)	$1,060,344

Issuance of common stock for acquisition of assets				30,000		30		269,970				270,000
Issuance of preferred stock for conversion of debt	650,000		650					79,593				80,243
Net loss		$			$		$		$		$(261,992)	$(261,992)
Other comprehensive income
Balance, June 30, 2020	650,000		$650	7,489,000		$7,489		$1,613,493		$(10,359)	$(462,678)	$1,148,595

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(298,201)	$(10,740)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	6,429	810
Interest expense converted to Preferred Stock	742	-
Changes in operating assets and liabilities:
Other receivables	1,111	-
Other receivable - related party	(2,841)	-
Account payable	-	(2,000)
Deferred revenue	442,042	-
Accrued liabilities	(335)	11,223
Net cash provided by (used in) operating activities	148,947	(707)

Cash flows provided by financing activities:
Proceed from note payable	35,897	-
Capital distribution from shareholders	-	13,768
Proceed from related parties	11,500	10,000
Net cash used in financing activities	47,397	23,768

Effect of exchange rate changes on cash	2,895	(11,175)
Net increase (decrease) in cash	199,239	11,886
Cash at beginning of period	1,152,082	6,139

Cash at end of period	$1,351,321	$18,025

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for acquisition of Central Rich Trading Ltd.	$160,002	$-
Issuance of common stock for acquisition of Migom Bank Limited	1,135,998	-
Issuance of common stock for acquisition of assets	270,000	-
Issuance of preferred stock for conversion of debt	79,501	-

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Migom Global Corp. (the “Company” or “Migom Global”) was incorporated as Alfacourse Inc. in the State of Nevada on February 29, 2016. On November 1, 2019, the Company amended its articles of incorporation and changed its name to Migom Global Corp. The change was made in anticipation of entering a new line of business operations which is a new company building synergistic ventures in international banking, securities brokerage, electronic money distribution as well as digital assets origination and market making.

On October 8, 2019, Heritage Equity Fund LP (“Heritage Equity Fund,” 80% owned by Thomas A. Schaetti (“Mr. Schaetti”)), entered into a Stock Purchase Agreement to acquire 5,000,000 shares, par value $0.001, of Migom Global and thereafter Heritage Equity Fund became 68.48% Controlling shareholder of Migom Global, Mr. Schaetti is 54.78% indirect owner of Migom Global Corp.

On April 21, 2020, Heritage Equity Fund (the “Seller”) and Migom Global (the “Purchaser”) entered into an Asset Purchase Agreement where Migom Global acquired certain intellectual property involving core banking front end and back end user interface software, banking and trading cloud-based and server software, etc. from Heritage Equity Fund. Migom Global issued 30,000 shares of its common stock for total consideration of $270,000 for the acquisition.

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank Ltd. and Mr. Schaetti (the “Migom Agreement”).  Migom Bank Ltd. (“Migom Bank”) was incorporated on August 7, 2019 in Dominica. Pursuant to the Migom Agreement, the Company acquired all of the outstanding equity of Migom Bank. Migom Bank is a regulated full-service international bank, licensed by the Financial Services Unit of the Ministry of Finance of Commonwealth of Dominica, specializing in providing retail banking services to individuals and companies worldwide. In addition to the traditional services of a deposit institution Migom Bank offers lending, leasing, and investment services, provides money transmittal services, is authorized to issue and administer means of payment such as credit and debit cards, travelers cheques, bankers’ drafts and electronic money. Migom Bank is also authorized by its regulators to provide custody of securities, issue guarantees and commitments, provide credit reference services, safe custody of valuables, offer all forms of electronic banking and foreign exchange and precious metal dealing services. Migom Bank is also authorized by its regulators to perform a variety of investment banking and corporate finance services. In exchange for the equity Migom Bank, the Company issued Mr. Schaetti 126,222 shares of common stock of the Company, at a price per share of $9.00. Migom Bank will operate under a separate business plan than the Company and Central Rich Trading Ltd. See Note 3.

On May 12, 2020, the Company, entered into an acquisition agreement with Central Rich Trading Ltd. and Mr. Schaetti (the “Central Agreement”).  Central Rich Trading Ltd. (“Central”) was incorporated on November 16, 2017 in Hong Kong. Pursuant to the Central Agreement, the Company acquired all of the outstanding equity of Central. Central is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories. In exchange for the equity of Central, the Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00. Central will operate under a separate business plan than the Company and Migom Bank. See Note 3.

The Company, Migom Bank and Central, each were primarily owned and controlled by Mr. Schaetti. Mr. Schaetti serves as chief executive officer for each company.

For financial reporting purposes, the acquisitions of Migom Bank and Central and the entities controlled by Mr. Schaetti represented a transaction between entities under common control resulted in a change in reporting entity and required retrospective combination of entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the condensed consolidated financial statements of Migom Global Corp. reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Migom Global Corp.

Migom Global Corp. primarily develops and holds rights to essential software products and other intellectual property vital for operations of the companies, which it owns. Such intellectual property will be licensed to other companies in the financial industry either under Migom brand or white-labeled. As a stand-alone company, Migom Global Corp. intends to manage and operate as the proprietor of the closed-loop payment and global money transfer system, which will operate both on the rails of Migom Bank and licensed to other financial institutions. Additionally, Migom Global Corp. intends to provide advisory services to government institutions and large private companies in the fields of innovative fintech and blockchain technologies and application of the same to various industries.

Migom Bank is a regulated full-service international bank, licensed by the Financial Services Unit of the Ministry of Finance of Commonwealth of Dominica, specializing in providing retail banking services to individuals and companies worldwide. In addition to the traditional services of a deposit institution Migom Bank offers lending, leasing, and investment services, provides money transmittal services, is authorized to issue and administer means of payment such as credit and debit cards, travelers cheques, bankers’ drafts and electronic money. Migom Bank is also authorized by its regulators to provide custody of securities, issue guarantees and commitments, provide credit reference services, safe custody of valuables, offer all forms of electronic banking and foreign exchange and precious metal dealing services. Migom Bank is also authorized by its regulators to perform a variety of investment banking and corporate finance services.

Central is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories.

The Company has been affected negatively by COVID-19 directly and adversely affected the development this year as follows: (a) administrative lockdowns impeded the Company’s ability to scout, interview and recruit both key management staff and clerical and support employees as opening new offices and training of new employees has been impeded. Furthermore, due to travel restrictions and closures of administrative and regulatory offices in various target markets internationally, new development plans have been put on hold. Attracting capital investment has become more challenging due to travel and social interaction restrictions, which prevented the Company from being able to make in-person presentations and roadshows to investors. Interaction with the acquisition targets, regulators, banks and other vendors of requisite services in Dominica and Hong Kong has been made very difficult due to travel restrictions to the respective areas and has been mainly put on hold. Key personnel of the Company has been directly affected by COVID-19, in particular, which certain employees and vital outsourced contractors had contracted and suffered through active COVID-19 infections.

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by United States generally accepted accounting principles (“US GAAP”).

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in accordance with US GAAP. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 30, 2020. The results of operations for the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

Common Control

The transactions between the Company and Migom Bank and Central, which all three are under common control, resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Migom Global.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of Migom Globa Corp. and its wholly owned subsidiaries, Migom Bank and Central. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  The cash held by related party is not insured. The Company has not experienced losses in such accounts.

Fixed Assets

Fixed assets are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method over the assets estimated useful life of five to ten years. Upon the sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in consolidated statements of operations.

Intangible Assets

Costs incurred to acquire intangibles are capitalized when the Company believes that there is a high likelihood that the software will be utilized and there will be future economic benefit associated with the software. These costs will be amortized on a straight-line basis over a 7 years life from the date of acquisition.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended June 30, 2020.

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

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

The Company did not have any commitments or contingencies as of June 30, 2020.

Impairment of Long-lived Assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, such as intellectual property, are required to be reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets at December 31, 2019 and June 30, 2020.

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

It develops and holds rights to essential software products and other intellectual property vital for operations of the companies, which it owns. Such intellectual property will be licensed to other companies in the financial industry either under Migom brand or white-labeled. As a stand-alone company, Migom Global Corp. intends to manage and operate as the proprietor of the closed-loop payment and global money transfer system, which will operate both on the rails of Migom Bank and licensed to other financial institutions. Additionally, Migom Global Corp. intends to provide advisory services to government institutions and large private companies in the fields of innovative fintech and blockchain technologies and application of the same to various industries.

Income Taxes

Income taxes are provided in accordance with ASC No. 740, Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the sum of the weighted average number of common stock outstanding and dilutive potential common stock during the period.

Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an anti-dilutive effect.

Foreign Currency Translation and Transactions

The Hong Kong Dollar (“HKD”) is the functional currency of Central whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive loss.

The East Caribbean Dollar (“ECD”) is the functional currency of Migom Bank whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive loss.

Comprehensive Income/Loss

The Company reports comprehensive loss and its components in its financial statements. Comprehensive loss consists of net loss on foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, are excluded from net loss.

●	Central

o	As of June 30, 2020, the exchange rate between U.S. Dollars and Hong Kong Dollar was US$1.00 = HKD7.7505, and the weighted average exchange rate for the period of January 1, 2020 through June 30, 2020 was US$1.00 =HKD7.7794.

o	As of December 31, 2019, the exchange rate between U.S. Dollars and Hong Kong Dollar was US$1.00 = HKD7.789, and the weighted average exchange rate for the period of November 16, 2019 (inception) through December 31, 2019 was US$1.00 =HKD7.8065.

●	Migom Bank

o	As of June 30, 2020, the exchange rate between U.S. Dollars and East Caribbean Dollar was US$1.00 = ECD2.7, and the weighted average exchange rate for the period of January 1, 2020 through June 30, 2020 was US$1.00 =ECD2.7.

o	As of December 31, 2019, the exchange rate between U.S. Dollars and East Caribbean Dollar was US$1.00 = ECD2.7, and the weighted average exchange rate for the period of November 16, 2019 (inception) through December 31, 2019 was US$1.00 =ECD2.7.

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

NOTE 3 – ACQUISITIONS

Acquisition of Migom Bank Ltd.

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank Ltd. and Thomas A. Schaetti (“Mr. Schaetti”) (the “Migom Agreement”). Pursuant to the Migom Agreement, the Company acquired all of the outstanding equity of Migom Bank Ltd. (“Migom Bank”). Migom Bank is a regulated full-service international bank, licensed by the Financial Services Unit of the Ministry of Finance of Commonwealth of Dominica, specializing in providing retail banking services to individuals and companies worldwide. In addition to the traditional services of a deposit institution Migom Bank offers lending, leasing, and investment services, provides money transmittal services, is authorized to issue and administer means of payment such as credit and debit cards, travelers cheques, bankers’ drafts and electronic money. Migom Bank is also authorized by its regulators to provide custody of securities, issue guarantees and commitments, provide credit reference services, safe custody of valuables, offer all forms of electronic banking and foreign exchange and precious metal dealing services. Migom Bank is also authorized by its regulators to perform a variety of investment banking and corporate finance services. In exchange for the equity Migom Bank, the Company issued Mr. Schaetti 126,222 shares of common stock of the Company, at a price per share of $9.00 for total consideration of $1,136,000.

Acquisition of Central Rich Trading Limited

On May 12, 2020, the Company, entered into an acquisition agreement with Central Rich Trading Ltd. (“Central”) and Mr. Schaetti (the “Central Agreement”). Pursuant to the Central Agreement, the Company acquired all of the outstanding equity of Central. Central is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories. In exchange for the equity of Central, the Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00 for total consideration of $160,000.

Common Control

The transactions between the Company and Migom Bank and Central, which all three are under common control, resulted in a change in reporting entity and required retrospective combination of the entities for all periods presented, as if the combination had been in effect since the inception of common control. Accordingly, the consolidated financial statements of the Company reflect the accounting of the combined acquired subsidiaries at historical carrying values, except that equity reflects the equity of Migom Global.

NOTE 4 – GOING CONCERN

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had accumulated deficit of $462,678 since inception with limited operations with reported loss of $298,201 for the six months ended June 30, 2020.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property, Plant and Equipment schedule as follows:

	June 30, 2020	December 31, 2019

Computer equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $0 and $810 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets schedule as follows:

	June 30, 2020	December 31, 2019

Intellectual property	$270,000	$-
Less: accumulated amortization	(6,429)	-
Net	$263,571	$-

Amortization expense was $6,429 and $0 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7 – NOTES PAYABLE TO RELATED PARTY

On October 9, 2019, the Company entered into a convertible note agreement with Heritage Equity Fund, for $20,000 and $22,814, with interest rate of 8% and maturity date of July 9, 2020.

On April 14, 2020, the Company entered into a convertible note agreement with Heritage Equity Fund, for $35,697, maturity date of July 1, 2021, the note bears interest of 12% per annum and has a conversion price of $0.0025 per share. Heritage Equity Fund is a related party as it is controlled by Thomas A. Schaetti, director and majority shareholder of the Company.

Interest expense were $1,197 and $46 for the six months ended June 30, 2020 and 2019, respectively.

On April 16, 2020, the notes payable related party and interest payable has been settled by issuance of Preferred Stock Series A through a settlement agreement.

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of which seventy-five million (75,000,000) shares shall be common stock, par value $0.001 per share.

On April 8, 2020, the Company filed a Certificate of Amendment with the State of Nevada increasing its authorized shares by 650,000 so that they consisted of 75,000,000 shares of common stock and 650,000 shares of preferred stock. The Board of Directors of the Company and the majority of the shareholders of the Company voted in favor of the rights on April 7, 2020. On April 13, 2020, the “Company, filed with the State of Nevada, a Certificate of Designation for its Series A preferred stock (the “Certificate”). The Certificate was effective on April 13, 2020. The Certificate establishes all of the rights of the holders of the Series A Preferred Stock (the “Series A”), as related to the Series A, including, but not limited to the lack of Series A conversion rights, its voting rights, and the liquidation preference (collectively, the “Rights”).

Common Stock

As of June 30, 2020, there were 7,489,000 total shares issued and outstanding.

On April 21, 2020, the Company entered into an asset purchase agreement with Heritage Equity Fund (the “Asset Agreement”). Pursuant to the Asset Agreement, the Company acquired all of the intellectual property of Heritage Equity Fund related to core banking front end and back end user interface software, banking and trading cloud-based and server software, and mobile applications (collectively, the “Assets”). In exchange for the Assets, the Company issued Heritage Equity Fund 30,000 shares of common stock of the Company, at a price per share of $9.00 for total consideration of $270,000.

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank (see Note 3). The Company issued Mr. Schaetti 126,222 shares of common stock of the Company, at a price per share of $9.00.

On May 12, 2020, the Company entered into an acquisition agreement with Central (see Note 3). The Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00.

Preferred Stock

As of June 30, 2020, there were 650,000 total shares issued and outstanding.

The Company entered into a Securities Exchange and Settlement Agreement with its controlling shareholder, Heritage Equity Fund, dated April 16, 2020, pursuant to which the Company agreed to issue Heritage Equity Fund 650,000 shares of its Series A Preferred Stock in exchange for $80,243 in accrued and unpaid debt principle and interest, under three convertible debentures held by Heritage Equity Fund.

NOTE 9 – RELATED PARTY TRANSACTIONS

Free Office Space

The Company has been provided office space by its President at no cost. Management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Acquisition of  intellectual property

 On April 21, 2020, the Company entered into an asset purchase agreement with Heritage Equity Fund, who was 80% owned by Thomas A. Schaetti, (the “Asset Agreement”). Pursuant to the Asset Agreement, the Company acquired all of the intellectual property of Heritage Equity Fund related to core banking front end and back end user interface software, banking and trading cloud-based and server software, and mobile applications (collectively, the “Assets”). In exchange for the Assets, the Company issued Heritage Equity Fund 30,000 shares of common stock of the Company, at a price per share of $9.00 for total consideration for $270,000.

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service. For the six months ended June 30, 2020 and 2019, the Company incurred marketing expenses of $ 221,021 and $ 0 respectively.

Cash held in Trust

Cash was held in trust by Migom Investment SA as operating funds for disbursements and receipts. The Company has full control and access over the cash held in trust.

Advances from Related Parties

From time to time, Georgi Parrik, the President and Director of the Company would advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $8,691 as of June 30, 2020 and December 31, 2020.

The Company received advance of $11,500 from Heritage Equity Fund LP for the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the balance advanced from Heritage Equity Fund LP was $11,5000 and $0 respectively.

NOTE 10 – INCOME TAXES

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada, foreign taxes for Migom Bank in Dominica (tax rate of 27%), and foreign taxes for Central in Hong Kong (tax rate of 8.25%).

USA

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax  payable from prior year’s operations.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The current valuation of tax allowance is n/a as of June 30, 2020 and 2019.

Components of deferred tax assets are as follows:

	June 30, 2020	June 30, 2019
Net deferred tax asset non-current:
Net operating loss carry-forward before income taxes	$(137,381)	$(38,987)
Income tax rate	21%	21%
Expected income tax benefit from NOL carry-forward	28,850	8,187
Less: Valuation allowance	(28,850)	(8,187)
Deferred tax asset, net of valuation allowance	$-	$-

Income Tax Provision in the Statement of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	June 30, 2020	June 30, 2019

Federal statutory income tax rate	21.0%	21.0%
Increase (reduction) in income tax provision resulting from:
Net Operating Loss (NOL) carry-forward	(21.0)%	(21.0)%
Effective income tax rate	0.0%	0.0%

The Company has accumulated $137,381 of net operating losses (“NOL”) carried forward to offset future taxable income.

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

Hongkong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of October 12, 2020, there were no pending or threatened lawsuits.

Lease and expenses

The original lease agreement was less than 12 months and subsequently became month to month after expiration.

The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent event(s) to be disclosed.

The Company has been affected negatively by COVID-19 directly and adversely affected the development this year as follows: (a) administrative lockdowns impeded the Company’s ability to scout, interview and recruit both key management staff and clerical and support employees as opening new offices and training of new employees has been impeded. Furthermore, due to travel restrictions and closures of administrative and regulatory offices in various target markets internationally, new development plans have been put on hold. Attracting capital investment has become more challenging due to travel and social interaction restrictions, which prevented the Company from being able to make in-person presentations and roadshows to investors. Interaction with the acquisition targets, regulators, banks and other vendors of requisite services in Dominica and Hong Kong has been made very difficult due to travel restrictions to the respective areas and has been mainly put on hold. Key personnel of the Company has been directly affected by COVID-19, in particular, which certain employees and vital outsourced contractors had contracted and suffered through active COVID-19 infections.

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

On January 23, 2020, HRH Prince Maximillian Habsburg was appointed as Chairman of the Board of Directors of the Company. Also, on January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. HRH Prince Maximillian Habsburg, Thomas Schaetti, and Stefan Lenhart accepted such appointments on January 23, 2020. Each appointee is independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank Ltd. and Thomas A. Schaetti (the “Migom Agreement”). Pursuant to the Migom Agreement, the Company acquired all of the outstanding equity of Migom Bank Ltd. (“Migom Bank”). Migom Bank is a regulated full-service international bank, licensed by the Financial Services Unit of the Ministry of Finance of Commonwealth of Dominica, specializing in providing retail banking services to individuals and companies worldwide. In addition to the traditional services of a deposit institution Migom Bank offers lending, leasing, and investment services, provides money transmittal services, is authorized to issue and administer means of payment such as credit and debit cards, travelers cheques, bankers’ drafts and electronic money. Migom Bank is also authorized by its regulators to provide custody of securities, issue guarantees and commitments, provide credit reference services, safe custody of valuables, offer all forms of electronic banking and foreign exchange and precious metal dealing services. Migom Bank is also authorized by its regulators to perform a variety of investment banking and corporate finance services. In exchange for the equity Migom Bank, the Company issued Mr. Schaetti 126,222 shares of common stock of the Company, at a price per share of $9.00.

On May 12, 2020, the Company, entered into an acquisition agreement with Central Rich Trading Ltd. and Thomas A. Schaetti (the “Central Agreement”). Pursuant to the Central Agreement, the Company acquired all of the outstanding equity of Central Rich Trading Ltd. (“Central”). Central is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories. In exchange for the equity of Central, the Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00.

On May 14, 2020, Mr. Thomas A. Schaetti was appointed as President of the Company and Georgi Parrik assumed the title of Chief Executive Officer.

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

Research and Development Activities and Costs

Support will be provided for activities targeting among others: regional marketing, trade and investment promotion, SME development, the development of local and regional labor markets, the development of an information society, new technologies, improvement of cooperation between research and business institutions, the socio-economic and environmental rehabilitation of technologically transformed and contaminated areas.

Compliance with Environmental Laws

Our operations are not subject to any environmental laws.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

For the three months ended June 30, 2020, our revenue was $0 compared to $0 for the same period in June 30, 2019.

Operating Expenses

For the three months ended June 30, 2020, our operating expenses were $261,992 comprised of salary expense, $16,200, rent expense, $12,042, marketing expenses, $221,021, and general and administrative expenses, $2,073 compared to operating expenses of $6,469, comprised of professional fees, $5,812, and general and administrative expenses, $657 for the three months ended June 30, 2019, primarily due to the acquisition of Migom Bank Ltd. (“Migom Bank”) and Central Rich Trading Limited (“Central Rich Trading”) in May 2020.

Net Income / (Loss)

For the three months ended June 30, 2020, our net loss was $262,624 compared to a net loss of $6,469 for the same period in 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues

For the six months ended June 30, 2020, our revenue was $0 compared to $0 for the same period in June 30, 2019.

Operating Expenses

For the six months ended June 30, 2020, our operating expenses were $297,005 comprised of salary expense, $32,400, rent expense, $13,392, marketing expenses, $221,021, and general and administrative expenses, $6,429 compared to operating expenses of $10,696, comprised of professional fees, $8,953, and general and administrative expenses, $1,743 for the six months ended June 30, 2019, primarily due to the acquisition of Migom Bank and Central Rich Trading in May 2020.

Net Loss

For the six months ended June 30, 2020, our net loss was $298,201 compared to a net loss of $10,740 for the same period in 2019.

Liquidity and Capital Resources

Liquidity and Capital Resources during the six months ended June 30, 2020 compared to the six months ended June 30, 2019

As of June 30, 2020, the Company reported the cash or cash equivalent balance of $1,351,323 and liabilities of $466,297. The net operating capital of the Company is not sufficient for the Company to remain operational in a short term.

For the six months ended June 30, 2020, we have cash flows provided by operating activities of $148,947 compared to cash flows used in operating activities of $707 the six months ended June 30, 2019.

Since inception, we have sold 5,000,000 shares of common stocks to our previous president and director, at a price of $0.001 per share and 2,315,000 shares of common stock to our investors at a price of $0.01 per share for the aggregated proceeds of $28,150.  Our previous president and director also provided $3,224 long term loan to the company (non-interest bearing with no fixed term of repayment), which was waived as part of the change of control transaction. Our current President and Director, Georgi Parrik, provided a $8,691 long-term loan to the Company (non-interest bearing with no fixed term of repayment),

Going Concern

The accompanying unaudited financial statements and the factors within it, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and the ability of the Company to continue as a going concern for a reasonable period of time. The Company had net loss of $298,201 for the six months ended June 30, 2020, and had cash provided by operating activities of $148,947 for the six months ended June 30, 2020. The Company had working capital surplus and accumulated deficit of $885,024 and $462,678, respectively, as of June 30, 2020. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions and conditions. We continue to monitor significant estimates made during the preparation of our financial statements. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1, “Summary of Significant Accounting Policies” in our audited financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K as filed on March 31, 2020, for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	The Company’s lack of independent directors, the Company intends to appoint additional independent directors;

2.	Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

●	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

●	The Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

●	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control Over Financial Reporting

There are no changes in our internal controls over financial reporting other than as described elsewhere herein.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1a. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 21, 2020, the Company entered into an asset purchase agreement with Heritage Equity Fund LP (the “Asset Agreement”). Pursuant to the Asset Agreement, the Company acquired all of the intellectual property of Heritage Equity Fund LP (“Heritage”) related to core banking front end and back end user interface software, banking and trading cloud-based and server software, and mobile applications (collectively, the “Assets”). In exchange for the Assets, the Company issued Heritage 30,000 shares of common stock of the Company, at a price per share of $9.00.

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank Ltd. The Company issued Mr. Schaetti 126,222 shares of common stock of the Company, at a price per share of $9.00.

On May 12, 2020, the Company entered into an acquisition agreement with Central Rich Trading Limited. The Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Label Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Dated: October 20, 2020

By:	/s/ Georgi Parrik
Georgi Parrik
President and Chief Executive Officer (principal executive officer), and Chief Financial Officer and Secretary (principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.