Form 10-Q
period 2020-09-30
Migom Global Corp.
filed 2021-05-03
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of April 27, 2021, the registrant had 7,489,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Nine Months Ended September 30, 2020

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2020	December 31, 2019

ASSETS
ASSETS:
Cash and due from banks	$10,730,311	$1,152,082
Intangible assets, net	253,929	-
Prepaid rent	-	1,111
Total assets	$10,984,240	$1,153,193

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$8,857,306	$-
Accounts payable and accrued expenses	18,710	5,173
Notes payable to related party	-	41,814
Payable to related party	121,294	8,691
Total liabilities	8,997,310	56,678

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at September 30, 2020 and December 31, 2019)	650	-
Common stock ($0.001 par value, 75,000,000 shares authorized, 7,489,000 and 7,459,000 shares issued and outstanding at September 30, 2020 and December 31, 2019)	7,489	7,459
Additional paid in capital	1,542,294	1,263,930
Accumulated earnings (deficit)	446,849	(164,477)
Other comprehensive income	(10,352)	(10,397)
Total shareholders’ equity	1,986,930	1,096,515

Total liabilities and shareholders’ equity	$10,984,240	$1,153,193

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Statement of Operations

(unaudited)

	Three months ended September 30, 2020	Nine months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2019

Non-Interest Income
Service fees	$1,349,135	$1,349,135	$-	$-

Non-Interest Expenses
Processing cost	15,182	15,182	-	-
Professional fees	33,437	57,200	3,153	12,106
Salary expense	16,200	48,600	-	-
Rent expense	6,798	20,190	-	-
Marketing fee	325,397	546,418	-	-
Other general and administrative expenses	39,325	45,754	52	1,841
Total non-interest expenses	421,157	718,162	3,205	13,947

Total operating income (loss)	912,796	615,791	(3,205)	(13,947)

Other expenses
Other expense	(3,269)	(4,465)	-	-
Total other expense	(3,269)	(4,465)	-	-

Net Income (loss)	909,527	611,326	(3,205)	(13,947)

Foreign currency translation gain (loss)	7	45	-	-

Total comprehensive income (loss)	$909,534	$611,371	$(3,205)	$(13,947)

Loss per share - basic and diluted	$0.12	$0.08	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	7,489,000	7,489,000	7,315,000	7,315,000

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Statement of Shareholders’ Equity

September 30, 2020

(unaudited)

	Ordinary Shares		Preferred Stock		Additional Paid-in	Accumulated earnings	Accumulated other Comprehensive
	Shares	Amount	Shares	Amount	capital	(deficit)	Income	Total
		$		$	$	$	$	$

For the three and nine months ended September 30, 2019
Balance at December 31, 2018	7,332,778	7,333			20,817	(28,245)	1	(94)
Net Loss						(10,740)		(10,740)
Capital contribution					13,817			13,817
Foreign Currency Translation Adjustment							47	47
Balance at June 30, 2019	7,332,778	7,333	-	-	34,634	(38,985)	48	3,030
Net Loss						(3,205)		(3,205)
Foreign Currency Translation Adjustment							-	-
Balance at September 30, 2019	7,332,778	7,333	-	-	34,634	(42,190)	48	(175)

For the three and nine months ended September 30, 2020
Balance at December 31, 2019	7,459,000	7,459			1,263,930	(164,477)	(10,397)	1,096,515
Net Loss						(298,201)		(298,201)
Issuance of common stock for acquisition of assets	30,000	30			269,970			270,000
Issuance of preferred stock for conversion of debt			650,000	650	79,593			80,243
Foreign Currency Translation Adjustment							38	38
Balance at June 30, 2020	7,489,000	7,489	650,000	650	1,613,493	(462,678)	(10,359)	1,148,595
Reversed of Capital contributed to related party payable					(71,199)			(71,199)
Net Income					909,527			909,527
Foreign Currency Translation Adjustment							7	7
Balance at September 30, 2020	7,489,000	7,489	650,000	650	1,542,294	446,849	(10,352)	1,986,930

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
Operating Activities
Net income (loss)	$611,326	$(14,377)
Adjustments to reconcile net income to net cash provided by operating activities
Amortization	16,071	1,240
Interest expenses converted to Preferred stock	942	-
Changes in operating assets and liabilities:
Prepayment	1,111	-
Deposit	8,857,306	-
Accounts payable and accrued liabilities	13,522	(2,250)
Net cash provided by (used in) operating activities	9,500,278	(15,387)
Financing Activities
Proceeds from notes payables Related Party	36,487	1,400
Proceeds from related party payable	41,404	-
Net cash provided by financing activities	77,891	1,400

Effect of exchange rate changes on cash	60	-
Change in cash and due from banks	9,578,229	(1,387)
Cash and due from banks at beginning of period	1,152,082	6,139
Cash and due from banks at end of period	$10,730,311	$4,752

Supplemental Cash Flow Disclosures

Cash paid for interest	16,123	-

Non-cash investing and financing activities:
Issuance of common stock for acquisition of Central Rich Trading Ltd.	160,002	-
Issuance of common stock for acquisition of Migom Bank Limited	1,135,998	-
Intangible assets acquired without cash	270,000	-
Related party debt converted to Preferred Stock	79,501	-
Reversal of capital contribution to related party payable	71,199	-

See accompanying notes to unaudited condensed consolidated financial statements.

MIGOM GLOBAL CORP.

(f/k/a Alfacourse Inc.)

and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

September 30, 2020

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

On November 1, 2019, the Company, amended its articles of incorporation change its name from Alfacourse Inc. to Migom Global Corp. The change was made in anticipation of entering into a new line of business operations. The Company changed its symbol from ALFC to MGOM on November 11, 2019.

On January 23, 2020, HRH Prince Maximillian Habsburg was appointed as Chairman of the Board of Directors of Migom Global Corp, (the “Company”). Also, on January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. HRH Prince Maximillian Habsburg, Thomas Schaetti, and Stefan Lenhart accepted such appointments on January 23, 2020. Each appointee is independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

On March 31, 2020, the Securities and Exchange Commission granted the request of Migom Global Corp (the “Company”) to change its Standard Industrial Code (SIC) to 6199. Such SIC reflects the current operations of the Company, which is now Finance Services.

On April 8, 2020, the Company filed with State of Nevada, a Certificate of Amendment for increasing its authorized shares by 650,000 so that they consisted of 75,000,000 common stocks and 650,000 preferred stocks. The Board of Directors of the Company and the majority of the shareholders of the Company voted in favor of the rights on April 7, 2020. On April 13, 2020, the “Company, filed with the State of Nevada, a Certificate of Designation for its Series A preferred stock (the “Certificate”). The Certificate was effective on April 13, 2020. The Certificate establishes all of the rights of the holders of the Series A Preferred Stock (the “Series A”), as related to the Series A, including, but not limited to the lack of Series A conversion rights, its voting rights, and the liquidation preference.

The Company entered into a Securities Exchange and Settlement Agreement (the “Agreement”) with its controlling shareholder, Heritage Equity Fund LP (“Heritage”), dated April 16, 2020, pursuant to which the Company agreed to issue Heritage 650,000 shares of its Series A Preferred Stock in exchange for $80,242.81 in accrued and unpaid debt principle and interest, under three convertible debentures held by Heritage. Also, on April 16, 2020, the Company issued 650,000 shares of its Series A Preferred Stock, par value $.001 per share, to Heritage, as described above. The shares of Series A Preferred Stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933. as it was exchange for existing securities of the Company.

On April 15, 2020, HRH Prince Maximillian Habsburg tendered his resignation from the Board of Directors to the Company. Also, on April 15, 2020, the remaining members of the Board of Directors of the Company accepted HRH Prince Maximillian Habsburg’s resignation.

The Assets are source code, all the backups therefor, supporting documentation, manuals, schematics, computer graphics and the underlying custom images, copyrights therefor, URL domain names, as well as all the software technology and knowhow and any and all other worldwide intellectual property rights in full force and effect currently in perpetuity from the date hereof and all the associated intangible assets related to as well as involved in the design, reproduction, deployment on servers and in the cloud and exploitation of the following items:

1.	Mathematical formulas, technical, programming in any and all programming coding languages and other designs, work papers and any and all developed and implemented and/or under development intellectual property involving core banking and client-facing front end software and back end administrative user interface software, banking and trading cloud-based and server software used under the brand name Migom Bank (www.migom.com).

2.	Mathematical formulas, technical, programming in any and all programming coding languages and other designs, work papers and any and all developed and implemented and/or under development intellectual property involving mobile application in Android operating systems deployed in Google Play under the name of Migom Bank.

3.	Mathematical formulas, technical, programming in any and all programming coding languages and other designs, work papers and any and all developed and implemented and/or under development intellectual property involving mobile application in iOS operating system deployed in Apple App Store under the name of Migom Bank.

Also on April 21, 2020, the Company licensed the use of the Assets to Migom Bank Ltd. (the “Bank”), pursuant to a license agreement, by and between the Company and the Bank, dated April 21, 2020 (the “License Agreement”). Pursuant to the License Agreement, the Bank shall pay the Company $5,200 per month for the use of the Assets and $800 per month as a maintenance reserve fee.

The completion of the Asset Agreement caused the Company to definitively cease being a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

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

On May 12, 2020, the Company, entered into an acquisition agreement with Central Rich Trading Ltd. and Mr. Schaetti (the “Central Agreement”).  Central Rich Trading Ltd. (“Central”) was incorporated on November 16, 2019 in Hong Kong. Pursuant to the Central Agreement, the Company acquired all of the outstanding equity of Central. Central is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories. In exchange for the equity of Central, the Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00. Central will operate under a separate business plan than the Company and Migom Bank. See Note 3.

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

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2020. The results of operations for the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include all of the accounts of Migom Global Corp. and its wholly owned subsidiaries, Migom Bank and Central. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Due from banks

The Company considers all highly liquid investments in banks with maturities of three months or less at the time of purchase to be due from banks, or cash equivalents.  The cash held by related party is not insured. The Company has not experienced losses in such accounts.

Loans

The Company’s accounting methods for loans differ depending on whether the loans are originated or purchased, and for purchased loans, whether the loans were acquired at a discount related to evidence of credit deterioration since date of origination.

Originated loans held for investment. Loans the Company originates as held for investment are reported at the principal amount outstanding, net of unearned interest income and deferred fee and costs, and any direct principal charge-offs. Interest income is accrued on the unpaid principal balances as earned. Loan and commitment fees and certain direct loan origination cost are deferred and recognized over the line of the loan and/or commitment period as yield adjustments.

Purchased Loans. All purchased loans, including no-impaired and impaired, acquired are initially measured at fair value as of the acquisition date in accordance with applicable authoritative accounting guidance. Credit discounts are included in the determination of fair value. An allowance for credit losses is not recorded at the acquisition date.

Allowance for Credit Losses. The allowance for credit losses is established for probable and estimable losses incurred in the Company’s loan portfolio, including unfunded credit commitments. The allowance for credit losses is increased through provisions charged to earnings and reduced by net charge-offs. Management evaluates the appropriateness of the allowance for incurred losses on a quarterly basis.

Intangible Assets

Costs incurred to acquire intangibles are capitalized when the Company believes that there is a high likelihood that the software will be utilized and there will be future economic benefit associated with the software. These costs will be amortized on a straight-line basis over a 7 years life from the date of acquisition.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs. If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The amortization of the trademark was not significant for the period ended September 30, 2020.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities - current, and operating lease liabilities - noncurrent on the balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our balance sheets. The initial lease liability is equal to the future fixed minimum lease payments discounted using the Company’s incremental borrowing rate, on a secured basis. The initial measurement of the right-of-use asset is equal to the initial lease liability plus any initial direct costs and prepayments, less any lease incentives.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2019 and September 30, 2020.

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

The Company generates revenue from account opening fees of 1,349,135 and service fees for transfers of funds by depositors of $256,299 for the nine months ended September 30, 2020.

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

Net Income (Loss) per Common Share

The Company computes basic and diluted income (loss) per share amounts pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic loss per share is computed by dividing net loss available to common shareholders, by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share is computed by dividing net loss available to common shareholders by the diluted weighted average number of shares of common stock during the period. The diluted weighted average number of common shares outstanding is the basic weighted number of shares adjusted as of the first day of the year for any potentially diluted debt or equity.

The dilutive effect of outstanding convertible securities and preferred stock is reflected in diluted earnings per share by application of the if-converted method.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (topic 842) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (topic 842)”. This ASU provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. This ASU is effective for interim and annual periods beginning after December 15, 2019, and early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

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

As reflected in the financial statements, the Company had accumulated earnings of $446,849 since inception with limited operations with reported net income of $611,326 for the nine months ended September 30, 2020. However, this is the first quarter for the Company to generate revenue, the Company cannot assure it will generate profit in the coming years. And it still raises doubt about the Company’s ability to continue as a going concern currently.

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

NOTE 5 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Dominica Republic banking regulators do not require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutes; the only requirement is to have one million dollars in equity capital of the bank.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets schedule as follows:

	September 30, 2020	December 31, 2019

Intellectual property	$270,000	$-
Less: accumulated amortization	(16,071)	-
Net	$253,929	$-

Amortization expense was $16,071 for the nine months ended September 30, 2020.

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

Interest expense were $942 and $46 for the nine months ended September 30, 2020 and 2019, respectively.

On April 16, 2020, the notes payable related party and interest payable has been settled by issuance of Preferred Stock Series A through a settlement agreement.

NOTE 8 – DEPOSIT

Deposits consists of funds place into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	September 30, 2020	December 31, 2019
Non interest-bearing deposits	$8,857,306	$0
Total deposits	$8,857,306	$0

NOTE 9 – SHAREHOLDERS’ EQUITY

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

Common Stock

As of September 30, 2020, there were 7,489,000 total shares issued and outstanding.

On April 21, 2020, the Company entered into an asset purchase agreement with Heritage Equity Fund (the “Asset Agreement”). Pursuant to the Asset Agreement, the Company acquired all of the intellectual property of Heritage Equity Fund related to core banking front end and back-end user interface software, banking and trading cloud-based and server software, and mobile applications (collectively, the “Assets”). In exchange for the Assets, the Company issued Heritage Equity Fund 30,000 shares of common stock of the Company, at a price per share of $9.00 for total consideration of $270,000.

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

Preferred Stock

As of September 30, 2020, there were 650,000 total shares issued and outstanding.

The Company entered into a Securities Exchange and Settlement Agreement with its controlling shareholder, Heritage Equity Fund, dated April 16, 2020, pursuant to which the Company agreed to issue Heritage Equity Fund 650,000 shares of its Series A Preferred Stock in exchange for $80,243 in accrued and unpaid debt principal and interest, under three convertible debentures held by Heritage Equity Fund.

On July 1, 2020, the Company reversed the additional paid-in capital contributed by Thomas A. Schaetti in the amount of $71,199 to related party debt because Mr. Schaetti is no longer a shareholder of Migom Bank Ltd.

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service to refer customers to open bank accounts at Migom Bank. The marketing fees are recorded as cost of revenue as it is directly related to account opening service revenues. For the nine months ended September 30, 2020 and 2019, the Company incurred marketing expenses of $546,418 and $0 respectively.

Cash held in Trust

Cash was held in trust by Migom Investment SA as operating funds for disbursements and receipts. The Company has full control and access over the cash held in trust.

Advances from Related Parties

From time to time, Georgi Parrik, the President and Director of the Company, and Thomas Shaetti, another Director of the Company, would advance funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $54,294 and $8,691 as of September 30, 2020 and December 31, 2019 respectively.

The Company received advance of $67,000 from Heritage Equity Fund LP for the nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the balance advanced from Heritage Equity Fund LP was $67,000 and $0 respectively.

NOTE 11 – INCOME TAXES

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada, foreign taxes for Migom Bank in Dominica (tax rate of 27%), and foreign taxes for Central in Hong Kong (tax rate of 8.25%).

USA

The Company did not recognize any deferred tax assets or liabilities as of September 30, 2020 and December 31, 2019.

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

Nine months ended September 30, 2020

Federal statutory income tax rate	21.0%
Increase (reduction) in income tax provision resulting from:
Preferential taxation	(21.0)%
Effective income tax rate	0.0%

Hongkong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company did not have any commitments or contingencies as of September 30, 2020

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of April 30, 2021, there were no pending or threatened lawsuits.

Lease and expenses

The original lease agreement was less than 12 months and subsequently became month to month after expiration.

The Company has elected to not recognize lease assets and liabilities for leases with a term less than twelve months.

The lease expense was $20,190 and $0 for the nine months ended September 30, 2020 and 2019.

NOTE 13 – SUBSEQUENT EVENTS

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

On May 14, 2020, Mr. Thomas A. Schaetti was appointed as President of the Company and Georgi Parrik assumed the title of Chief Executive Officer.

The Company, through Migom Bank, provides a full set of general and private banking services, with strict but reasonable compliance policies. Migom Bank is multi-currency IBAN’s, both SEPA and SWIFT-enabled and has universally accepted prepaid debit cards. We provide fast global money transfers, superb account security and data protection, a full suite of e-banking tools online and in-app, and a seamless link to crypto assets.

Migom Bank offers personal accounts, which can be applied for and opened online. Our general banking accounts offer everything to simplify and streamline daily financial life. You can see the Company’s services at migom.com. Migom Bank also provides international e-commerce, with multiple currencies, support locations in key parts of the world, a network of reliable correspondent banks and an expert IT team. Migom Bank is managed by the group of Swiss and international financial services professionals. Migom Bank offers personal accounts, which can be applied for and opened online. Migom Bank also has an app that can be found at the App Store or Google Play.

Migom Bank offers an e-wallet that can be linked to existing credit/debit cards, bank accounts and connects to various money transfer systems turning it into a hub of personal finances. The e-wallet accepts BTC or other blockchain-based coins where it bridges crypto asset holdings with the fiat currency world via seamless instant transfers between your accounts.

Migom Bank provides its Private Bank portfolio-holders with personal advice and individually-crafted trading strategies in most of the relevant securities markets. Our global industry affiliations ensure safe custody of funds and securities, efficient order execution and access to the most difficult products such as US OTC Markets stocks and Eastern European stock exchanges. Our general banking clients are offered low-cost online trading on major stock and commodities exchanges. Migom Bank also offers Visa and MasterCard credit cards.

We assist international clients with capital formation needed for business expansion. We work with the established investment banks in the most liquid capital markets of the world we arrange and manage various public offerings and private placements of capital. The network of our business affiliates used for these services includes major law and accounting firms, US FINRA-member b/d’s, UK FCA-licensed companies, EU-passported brokerages and other regulated entities. We also offer turn-key STO and other asset-tokenization services via our own regulated securities token exchange. EMI License (London, Lithuania, Malta, Hong Kong). Migom Bank has correspondent bank accounts in United States, Canada, Italy, Portugal, France, Great Britain, Luxembourg, Latvia, and Hong Kong.

Migom Bank is actively involved in the blockchain revolution. Our clients get preferred access to our own proprietary crypto currency trading system, which uses artificial intelligence to work simultaneously on dozens of the most liquid crypto-exchanges. Our system ensures stealth execution of the most voluminous trading orders at the best available prices in the shortest possible time. The speed of our crypto-trading execution combined with the ability of Migom Bank to safely custody and instantly move fiat funds are one of a kind.

In addition, we acquired all of the outstanding Central Rich Trading Ltd.on May 12, 2020 form Mr. Schaetti. Central Rich Trading Ltd. is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

We completed our operation organization structure in May 2020, and started banking operations during the three months ended September 30, 2020, and we did not have any operations for the three months ended September 30, 2019.

Revenues

For the three months ended September 30, 2020, we began to generate revenue in the amount of $1,349,135.

Expenses

For the three months ended September 30, 2020, our expenses related to our banking operations were $421,157 comprised of marketing fee of $325,397, salary expense of $16,200, rent expense of $6,798, professional fees of $33,437, and general and administrative expenses of $39,325.  The Company has paid marketing expenses for bank accounts opening services.

Net Income

For the three months ended September 30, 2020, our net income was $909,527.

Results of Operations for the Nine Months Ended September 30, 2020

Revenues

For the nine months ended September 30, 2020, we began to generate revenue in the amount of $1,349,135.

Operating Expenses

For the nine months ended September 30, 2020, our operating expenses were $718,162 comprised of marketing fess of $546,418, salary expense of $48,600, rent expense of $20,190, professional fees of $57,200, and general and administrative expenses of $45,754.

Net Income

For the nine months ended September 30, 2020, our net income was $611,326.

Liquidity and Capital Resources

Liquidity and Capital Resources during the nine months ended September 30, 2020.

As of September 30, 2020, the Company reported the cash and due from bank balance of $10,730,311 and liabilities of $8,997,310.

For the nine months ended September 30, 2020, we have cash flows provided by operating activities of $9,500,278 The activities were comprised of net income of $611,326, amortization expenses of $16,071, increase in deposit of $8,857,306, and increase in accounts payable and accrued liabilities of $13,522.

For the nine months ended September 30, 2019, we have cash flows used in operating activities of $15,387. The activities were comprised of net loss of $14,377, amortization expenses of $1,240, and decrease in accounts payable and accrued liabilities of $2,250.

We had no investing activity for the nine months ended September 30, 2020 and 2019.

For the nine months ended September 30, 2020 and 2019, net cash provided by financing activities were $77,891 and $1,400, respectively; which represents the proceeds from related parties.

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

Dated: May 3, 2021

By:	/s/ Georgi Parrik
Georgi Parrik
President and Chief Executive Officer (principal executive officer), and Chief Financial Officer and Secretary (principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.