Form 10-K
period 2020-12-31
Migom Global Corp.
filed 2022-04-05
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 31, 2020, the registrant had 7,489,000 shares of common stock issued and outstanding.

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

We are a company with stable earnings to date, focused on top line revenue growth and intellectual property development, while maintaining profitability.

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

Employees

To date we have five full time employees excluding our Directors of Migom Global Corp and Migom Bank.

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

Fiscal Year 2020	High	Low
First Quarter	9.00	9.00
Second Quarter	15.00	9.00
Third Quarter	40.00	9.25
Fourth Quarter	40.00	30.00

We have issued 7,489,000 shares of our common stock and 650,000 preferred shares since our inception on February 29, 2016. There are no other outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of December 31, 2020, we have 14 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is +1 212-828-8436.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2020, 2019 or 2018. We have not paid any cash dividends since on February 29, 2016 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2020.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2020.

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

On October 8, 2019, Heritage Equity Fund LP (“Heritage Equity Fund,” 80% owned by Thomas A. Schaetti (“Mr. Schaetti”), entered into a Stock Purchase Agreement to acquire 5,000,000 shares, par value $0.001, of Migom Global and thereafter Heritage Equity Fund became 68.48% Controlling shareholder of Migom Global, Mr. Schaetti is 54.78% indirect owner of Migom Global Corp.

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

On May 12, 2020, the Company, entered into an acquisition agreement with Central Rich Trading Ltd. and Mr. Schaetti (the “Central Agreement”). Central Rich Trading Ltd. (“Central”) was incorporated on November 16, 2017 in Hong Kong. Pursuant to the Central Agreement, the Company acquired all of the outstanding equity of Central. Central is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories. In exchange for the equity of Central, the Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00. Central is operating under a separate business plan than the Company and Migom Bank.

Results of Operations

Results of Operations for the year ended December 31, 2020 and 2019

For the year ended December 31, 2020, we have generated revenue of $3,839,242 compared with $10,000 for the year ended December 31, 2019.

For the years ended December 31, 2020, our expenses related to our banking operations were $1,248,056 comprised of marketing fee of $759,791, banking partners fees & commissions of $257,917, other financial institutions fees $186,483, and interest expenses of $43,865, as compared to the Company $nil expenses paid for our banking operations at the end of December 31 ,2019.

For the years ended December 31, 2020 our operating expenses (excluding marketing fees) were $423,631 comprised of wages & salaries $165,509, employees training $2,539, payroll related taxes $2,294, travel $5,247, rent $29,042, audit fees $40,876, data processing services $2,857, accounting fees $6,540, legal fees $16,500, other consultants $50,863, office admin expenses $82,870, stock transfer fees $7,273, miscellaneous $20,167, Bank charges of $254, Gains from revaluation of foreign exchange of $37,172 and amortization expenses of $27,975 as compared to wages and salaries of $10,800, rent of $5,088, audit fees $8,000, data processing services of $1,801, legal fees of $42,500, other consultant & professional services of $18,930, office admin expenses of $67,515 and depreciation expenses of $1,240 the year ended December 31, 2019.

The substantial increase in operating expenses was primarily due to the marketing activities and payment of salaries, as the group continues to grow in new markets, pursue new product launches and increase its customer base.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $18,454,981 in cash together with total assets $19,280,025 and current liabilities of $16,325,774, as compared with $1,152,082 of cash and $56,678 of current liabilities as of December 31, 2019. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the year ended December 31, 2020, we have cash flows used in operating activities of $17,777,975 as compared to $145,617 for the same period in 2019.

We had cash flow for financing activities of $92,971 and $1,291,481 for the year ended December 31, 2020 and 2019 respectively.

Since inception, we have sold 5,000,000 shares of common stocks to our previous president and director, at a price of $0.001 per share and 2,315,000 shares of common stock to our investors at a price of $0.001 per share for the aggregated proceeds of $7,315.  The Company has recast prior period financial statements to reflect the acquisition of Migom Bank Ltd and Central Rich Trading Ltd’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements. For the year ended December 31, 2020, we have 7,489,000 shares of common stock at price of $0.001 as compared to 7,459,000 common stock at the price of $0.001 for year ended December 31, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2020, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2020.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2020 -, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position and Officers
Georgi Parrik	40	Chairman, CEO, Director
Thomas Schaetti	45	President, Director (appointed on January 23, 2020)
Stefan Lenhart	42	Director, Treasurer (appointed on January 23, 2020)
Ricardo Salcedo	37	CFO

Georgi Parrik- Chairman, CEO, Director

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

Stefan Lenhart – Director

Mr. Stefan Lenhart, age 41, currently the Treasurer of Migom Bank Ltd., Roseau, Dominica, worked at DVAG Deutsche Vermögensberatung Bank AG, in investment counseling, and agency management from November 2017 to November 2018. Before that he worked at various managerial positions at such financial institutions as Creditanstalt Bank, Bank Austria AG, Alizee Bank AG, Wienerprivatbank SE and Meinl Bank AG.

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

Ricardo Salcedo – CFO

Mr. Ricardo Salcedo, age 37, was appointed as CFO of Migom Bank Ltd on the 28th June 2021, worked at Bloomberg LP finance team from July 2011 to August 2015; He also worked at Ernst & Young TMT and FinTech transaction advisory (M&A corporate finance) team from November 2015 to December 2018. Previously Ricardo acted as CFO of GC Exchange (UK FCA regulated crypto liquidity provider), from March 2018 to August 2020; and Director of Finovate Capital Partners an UK FCA regulated boutique investment bank from January 2018 to September 2020, where he conducted multiple M&A transactions in the FinTech space. Ricardo Salcedo has a BSc. In accounting and finance from Monterrey Institute of Technology (ITESM), class 2008; MSc. In Finance from Cass Business School, class 2011; and Master International Business from Grenoble Ecole de Management, class 2010; and a Diploma in Entrepreneurship from the London School of Economics; class 2009.

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of four members, three of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation or audit committee.

Name and Principal Position	Year	Salary	Bonus ($)	Option Awards ($)	All Other Compensations ($)	Total ($)

Georgi Parrik*, CEO	January 1, 2019 to December, 31, 2020	0	0	0	0	0
Thomas Schaetti, Director	January 23, 2020 to December, 31, 2020	0	48,000	0	0	48,000

*	Appointed as of October 8, 2019

There are no employment agreements between Migom Global Corp and management.

There are no annuity, pension or retirement benefits proposed to be paid to the officers or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

Director Compensation

The following table sets forth director compensation as of December 31, 2020:

Name and Principal Position	Fees Earned or Paid in Cash	Stock Award	Option Award	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Georgi Parrik* CEO	0	0	0	0	0	0	0
Thomas Schaetti, Director	0	0	0	0	0	48,000	48,000
Stefan Lenhart Director & Treasurer	0	0	0	0	0	0	0

*	Appointed as of October 8, 2019

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2020 certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock
Georgi Parrik	0	0%

Thomas Schaetti	144,000	1.923%

Stefan Lenhart	0	0%

Heritage Equity Fund LP (3)	5,030,000	67.165%

(1)	The address of each beneficial owner is 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2020, there were 7,489,000 shares of our common stock issued and outstanding.

(3)	Heritage Equity Fund LP is controlled by Tatjana Gutschmidt El Chbeir

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the years ended December 31, 2020 and 2019, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

ACCOUNTING FEES AND SERVICES	2020	2019
Audit fees	$30,000	38,000
Audit-related fees	11,376	-
Tax fees	-	-
All other fees	-	-

Total	$41,376	$38,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

For the years ended December 31, 2020 and 2019, the consolidated financial statements of the Company were audited by MAINOR AUDIT JA PARTNERID OÜ.

For the year ended December 31, 2019, the financial statements of the Company were audited by former auditor, Thayer O’Neal Company, LLP.

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are included as part of this report by reference:

3.1	Article of Incorporation, as amended#

3.2	By-laws, as amended**

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer*

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

#	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the SEC on December 01, 2020.

**	Previously filed as an Exhibit to the Company’s Form S-1 filed with SEC on February 16, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIGOM GLOBAL CORP.

Date: April 5, 2022	By:	/s/ Georgi Parrik
Georgi Parrik
President and Chief Executive Officer (principal executive officer)

/s/ Ricardo Salcedo
Ricardo Salce3do Chief Financial Officer and Secretary (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Georgi Parrik	Chief Executive Officer, President, Treasurer and Director
Georgi Parrik	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	April 5, 2022

/s/ Ricardo Salcedo	Principal Financial Officer,
Ricardo Salce3do	Principal Accounting Officer)	April 5, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Migom Global Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Migom Global Corp. (the Company) as of December 31, 2020 and 2019, and the consolidated related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had generated revenues with limited operations and net income for the year ended December 31, 2020. However, this is the first year for the Company to generate revenue and profit, the Company cannot assure it will generate profit in the coming years, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ MAINOR AUDIT JA PARTNERID OÜ

We have served as the Company’s auditor since 2022.

MAINOR AUDIT JA PARTNERID OÜ.

April 5, 2022

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash and due from banks	18,454,981	1,152,082
Prepaid Expenses	14,917	1,111
Total current assets	18,469,898	1,153,193
Non-current Assets
Intangible assets, net	810,127	-
Total non-current assets	810,127	-
Total assets	19,280,025	1,153,193

Liabilities and shareholders’ equity
Liabilities:
Deposits	15,599,401	-
Accounts payable and accrued expenses	1,245	4,383
Accrued interest - related party	-	790
Notes payable to related party	137,164	51,505
Income tax payable	587,964	-

Total liabilities	16,325,774	56,678

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at December 31, 2020 and 2019)	650	-
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,489,000 and 7,459,000 shares issued and outstanding at December 31, 2020 and 2019)	7,489	7,459
Additional paid in capital	1,542,255	1,263,891
Accumulated income (deficit)	962,778	(174,898)
Statutory reserves	440,973	-
Other comprehensive income	106	63
Total shareholders’ equity	2,954,251	1,096,515

Total liabilities and shareholders’ equity	19,280,025	1,153,193

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31, 2020 and 2019

	For the Year ended	For the Year ended
	December 31,	December 31,
	2020	2019
Non-interest income
Service fees from clients' accounts services	3,839,242
Total non-interest income	3,839,242	-

Non-interest expenses
Banking partners -fees & commissions	(257,917)	-
Other financial institutions - fees & commissions	(186,483)	-
Selling & marketing expenses	(759,791)	-
General and administrative expenses	(423,631)	(155,874)
Interest expenses from operation	(942)	(790)
Other income (expenses)	-	10,011
Total non-interest expenses	(1,628,764)	(146,653)

Interest expense
Interest on deposits	(43,865)	-
Total interest expense	(43,865)	-

Income (loss) before income taxes	2,166,613	(146,653)
Income tax expenses	(587,964)	-
Net income (Loss)	1,578,649	(146,653)

Comprehensive Income
Other Comprehensive Income	43	62
Total Comprehensive Income	1,578,692	(146,591)

Basic and diluted income per common share	0.21	0.02
Weighted average number of common shares outstanding - basic and diluted	7,479,902	7,459,000

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2020 and 2019

	For the Year ended	For the Year ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating activities
Net income (loss)	1,578,649	(146,653)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	27,975	1,240
Changes in operating assets and liabilities:
Prepayment	(13,806)	(1,111)
Accounts payable and accrued liabilities	(3,150)	117
Accrued interest - related party	942	790
Income tax payable	587,964	-
Net cash provided by (used in) operating activities	2,178,574	(145,617)

Cash Flows from Investing activities
Acquisition for software development	(568,102)	-
Net cash used Investing activities	(568,102)	-

Cash Flows from Financing activities
Capital Contribution	-	1,220,976
Proceeds from Related Party	92,971	27,691
Increase in clients' deposits	15,599,401	-
Proceeds from issuance of convertible notes to related party	-	42,814
Net cash provided by financing activities	15,692,372	1,291,481

Effect of exchange rate changes on cash	55	79
Change in cash and due from banks	17,302,899	1,145,943
Cash and due from banks at beginning of period	1,152,082	6,139
Cash and due from banks at end of period	18,454,981	1,152,082

Supplemental disclosure of cash flow information
Cash paid for income tax	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock	270,000	-
Related party debt converted to Preferred Stock	80,243	-
Reversal of capital contribution to related party payable	71,199	-
Forgiveness of Debt	-	22,224

Migom Global Inc.

(formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For The Years ended December 31, 2020 and 2019

	Common Stock		Preferred Stock					Accumulated
	Number of		Number of		Additional Paid-in	Accumulated	Statutory	other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Income	Total
Balance at December 31, 2018	7,459,000	7,459			20,691	(28,245)	-	1	(94)
Capital Contribution					1,220,976				1,220,976
Forgiveness of debt					22,224				22,224
Net loss						(146,653)			(146,653)
Foreign Currency Translation Adjustment								62	62
Balance at December 31, 2019	7,459,000	7,459	-	-	1,263,891	(174,898)	-	63	1,096,515
Issuance of common stock for acquisition of assets	30,000	30			269,970				270,000
Issuance of preferred stock for conversion of debt			650,000	650	79,593				80,243
Reversal of capital contributed by related party					(71,199)				(71,199)
Net income						1,578,649			1,578,649
Statutory reserves						(440,973)	440,973
Foreign Currency Translation Adjustment								43	43
Balance at December 31, 2020	7,489,000	7,489	650,000	650	1,542,255	962,778	440,973	106	2,954,251

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

As of and for the years ended December 31, 2020 and 2019

Notes to the Consolidated Financial Statements

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

On April 8, 2020, the Company filed with State of Nevada, a Certificate of Amendment for increasing its authorized shares by 650,000 so that they consisted of 75,000,000 common stocks and 650,000 preferred stocks. The holder of the series A preferred stock shall have no conversion right. Each share of series A preferred stock shall have the right to one vote for each share of common stock and is entitled to received dividend.

The Company entered into a Securities Exchange and Settlement Agreement (the “Agreement”) with its controlling shareholder, Heritage Equity Fund LP (“Heritage”), dated April 16, 2020, pursuant to which the Company agreed to issue Heritage 650,000 shares of its Series A Preferred Stock in exchange for $80,243 in accrued and unpaid debt principle and interest, under three convertible debentures held by Heritage. Also, on April 16, 2020, the Company issued 650,000 shares of its Series A Preferred Stock, par value $.001 per share, to Heritage, as described above. The shares of Series A Preferred Stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933. as it was exchange for existing securities of the Company.

On April 15, 2020, HRH Prince Maximillian Habsburg tendered his resignation from the Board of Directors to the Company. Also, on April 15, 2020, the remaining members of the Board of Directors of the Company accepted HRH Prince Maximillian Habsburg’s resignation.

On April 21, 2020, the Company licensed the use of certain assets to Migom Bank Ltd. (the “Bank”), pursuant to a license agreement, by and between the Company and the Bank(the “License Agreement”).

The completion of the acquisition of the transaction caused the Company to definitively cease being a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

On April 21, 2020, Heritage Equity Fund (the “Seller”) and Migom Global (the “Purchaser”) entered into an Asset Purchase Agreement where Migom Global acquired certain intellectual property involving core banking front end and back-end user interface software, banking and trading cloud-based and server software, etc. from Heritage Equity Fund.

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

Note 2 – Significant and Critical Accounting Policies and Practices

 Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-K and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

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

Cash, Due from Banks and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash and cash equivalents consist of cash deposits of bank accounts holders and the Company’s operating cash.

The Common Wealth of Dominica banking regulators do not require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutes.

 Negative interest rate

The European Central Bank and the central banks of Denmark, Japan, Sweden, and Switzerland have implemented negative interest rates policy to stimulate their countries’ economies which essentially making banks pay to park their excess cash at the central bank. The Company is subject to negative interest rate for its cash deposits in a Switzerland bank account.

Negative interest rate expenses were $43,865 and $0 for the years ended December 31, 2020 and 2019.

Intangible Assets

Costs incurred to acquire intangibles are capitalized when the Company believes that there is a high likelihood that the software will be utilized and there will be future economic benefit associated with the software. These costs will be amortized on a straight-line basis over a 10 years and 7 years life from the date of acquisition for Migom Bank and Migom Corp, respectively.

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

The intangible assets consists of source code, all the backups therefor, supporting documentation, manuals, schematics, computer graphics and the underlying custom images, copyrights therefor, URL domain names, as well as all the software technology and knowhow and any and all other worldwide intellectual property rights in full force and effect currently in perpetuity from the date hereof and all the associated intangible assets related to as well as involved in the design, reproduction, deployment on servers and in the cloud and exploitation of the following items:

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

The Company determined that there were no impairments of long-lived assets at December 31, 2020 and December 31, 2019.

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

The Company generates revenue from service fees such as opening of bank account, currency exchange fee and banking services fee. The banking service fee is transactional based on deposit and withdrawals and FX conversions. Service fees charged to banking clients are based on standard rates established by the Company for each category of clients. The Company can also charge customized rates to specific client based on negotiated terms or other preferences such as volume of transactions, account balances, etc.

Cost of Revenue

Cost of revenue is comprised of commissions paid to banking partners, and commissions paid to other financial institutions, such as EMI's (Electronic Money Institutions), both partners operating in Europe; and interest on deposits due to negative interest rate paid to our banking partners.

Segment Information

The Company adopted ASC-280, Disclosures about Segments of an Enterprise and Related Information, which requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment which is banking services, and in one geographical segment in Dominica as all of the Company’s current operations are conducted in Dominica.

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

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. On November 19, 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses (CECL), the revised effective date is January 2023.

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

As reflected in the financial statements, the Company had generated revenues of $3,839,242 with limited operations and net income of $1,578,649 for the year ended December 31, 2020.  However, this is the first year for the Company to generate revenue and profit, the Company cannot assure it will generate profit in the coming years. And it still raises doubt about the Company’s ability to continue as a going concern currently.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Acquisitions

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Common Wealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	December 31, 2020	December 31, 2019
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $1,240 for the years ended December 31, 2020 and 2019, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	December 31, 2020	December 31, 2019
Intellectual property	$838,102	$-
Less: accumulated depreciation	(27,975)	-
Net	$810,127	$-

 Amortization expense was $27,975 and $nil for the years ended December 31, 2020 and 2019 respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	December 31, 2020	December 31, 2019
Non-interest-bearing deposits	$15,599,401	$-
Total deposits	$15,599,401	$-

Note 9 – Shareholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of which seventy-five million (75,000,000) shares shall be common stock, par value $0.001 per share.

On April 8, 2020, the Company filed a Certificate of Amendment with the State of Nevada increasing its authorized shares by 650,000 so that they consisted of 75,000,000 shares of common stock and 650,000 shares of series A preferred stock. The holder of the series A preferred stock shall have no conversion right. Each share of series A preferred stock shall have the right to one vote for each share of common stock and is entitled to received dividend

Common Stock

As of December 31, 2020, there were 7,489,000 total shares issued and outstanding.

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

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank (see Note 4). The Company issued Mr. Schaetti 126,222 shares of common stock of the Company, at a price per share of $9.00.

On May 12, 2020, the Company entered into an acquisition agreement with Central (see Note 4). The Company issued Mr. Schaetti 17,778 shares of common stock of the Company, at a price per share of $9.00.

Preferred Stock

As of December 31, 2020, there were 650,000 total shares issued and outstanding. The holder of each series A preferred stock has no conversion rights. Each stock has right to one vote. The holders of these shares shall be entitled to receive dividends. No dividends have been paid to these shareholders.

The Company entered into a Securities Exchange and Settlement Agreement with its controlling shareholder, Heritage Equity Fund, dated April 16, 2020, pursuant to which the Company agreed to issue Heritage Equity Fund 650,000 shares of its Series A Preferred Stock in exchange for $80,243 in accrued and unpaid debt principal and interest, under three convertible debentures held by Heritage Equity Fund. (Refer to Note 10)

On July 1, 2020, the Company reversed the additional paid-in capital contributed by Thomas A. Schaetti in the amount of $71,199 to related party debt because Mr. Schaetti is no longer a shareholder of Migom Bank Ltd.

Note 10 – Notes payable to related party

On October 9, 2019, the Company entered into a convertible note agreement with Heritage Equity Fund, for $20,000 and $22,814, with maturity date of July 9, 2020. The note bears interest rate of 8% and is convertible into shares of common stock at $0.0025 per share.

On April 14, 2020, the Company entered into a convertible note agreement with Heritage Equity Fund, for $35,697, maturity date of July 1, 2021, the note bears interest of 8% per annum and is convertible into shares of the common stock at $0.0025 per share.

On April 16, 2020, the notes payable to related party and interest payable indicated above have been settled by issuance of Preferred Stock Series A through a settlement agreement. (Refer to Note 9)

Heritage Equity Fund is a related party as it is controlled by Thomas A. Schaetti, director and majority shareholder of the Company. (Refer to Note 11)

Interest expense were $942 and $790 for the year ended December 31, 2020 and 2019, respectively.

Note 11 – Related party transactions

As of December 31, 2020, related parties of the Company consist of the following:

Name of Related Party	Nature of Relationship
Georgi Parrik	Chairman, Chief Executive Officer (“CEO”) and Director
Thomas Schaetti	President and Director
Heritage Equity Fund LP	Majority shareholder of the Company; related to Thomas Shaetti, President and Director of the Company, where he is the controlling party of the entity
Migom Investments S.A.	Related to Thomas Shaetti, President and Director of the Company
Migom Verwaltungs Gmbh	Shareholder of the Company; related to Thomas Shaetti, President and Director of the Company, where he is the controlling party of the entity

Other Income

For the year ended December 31, 2019, the Company received a one-time service of $10,000 from Migom Investment S.A. Luxenbourg.

Rental fees

The Company rent office space occasionally from Migom Verwaltung for client meetings in Vienna. For the year ended December 31, 2020 and 2019, the Company paid $80,099 and $nil to Migom Verwaltungs Gmbh for usage of office space.

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

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service to refer customers to open bank accounts at Migom Bank. The marketing fees are recorded as cost of revenue as it is directly related to account opening service revenues. For the nine months ended September 30, 2020 and 2019, the Company incurred marketing expenses of $759,791 and $0 respectively.

Cash held in Trust

Cash was held in trust by Migom Investment S.A. as operating funds for disbursements and receipts. The Company has full control and access over the cash held in trust. The cash balances held in trust were $1,083,958 and $0 as of December 31, 2020 and 2019, respectively

Advances from Related Parties

During the year ended December 31, 2020, Mr. Thomas Schaetti, had advanced the Company $174,651 for working capital purpose, received $227,170 from the Company as repayments. He has requested that the figure of $71,199 to be repaid in the next financial year. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $18,680 and $0 as of December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the outstanding balance payable to Mr. Georgi Parrik were $8,691 and $8,691, respectively. These advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2020, Heritage Equity Fund LP, had advanced the Company $131,197 for working capital purpose. On April 16, 2020, the Company issued the 650,000 shares of Series A Preferred Stock to convert $80,243 owned to Heritage Equity Fund LP (refer to Note 10). These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $95,500 and $42,814 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, Migom Investment, had advanced the Company $14,293 for working capital purpose, received $0 from the Company as repayments. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $14,293 and $0 as of December 31, 2020 and 2019, respectively.

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of December 31, 2020 and December 31, 2020.

Deferred Tax Assets

As of December 31, 2020, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $239,673 that may be offset against future taxable income indefinitely limited to 80% of taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $50,331 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Components of deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Net deferred tax assets:
Net operating income (loss) carry forward	$239,673	$64,850
Income tax benefit from NOL carry-forwards	50,331	13,619
Less: valuation allowance	(50,331)	(13,619)
Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2020	For the year ended December 31, 2019
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Hong Kong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends. The Company did not generate any income for the year ended December 31, 2020 and 2019, respectively.

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For year ended December 31, 2020	For year ended December 31, 2019
Profit (loss) before income taxes	2,351,856	(106,720)
Tax Rate	25%	25%
Income Tax expenses	587,964	-

Note 13 – Commitments and contingencies

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

Covid-19

The Company has been affected negatively by COVID-19 directly and adversely affected the development this year as follows: (a) administrative lockdowns impeded the Company’s ability to scout, interview and recruit both key management staff and clerical and support employees as opening new offices and training of new employees has been impeded. Furthermore, due to travel restrictions and closures of administrative and regulatory offices in various target markets internationally, new development plans have been put on hold. Attracting capital investment has become more challenging due to travel and social interaction restrictions, which prevented the Company from being able to make in-person presentations and roadshows to investors. Interaction with the acquisition targets, regulators, banks and other vendors of requisite services in Dominica and Hong Kong has been made very difficult due to travel restrictions to the respective areas and has been mainly put on hold. Key personnel of the Company have been directly affected by COVID-19, in particular, which certain employees and vital outsourced contractors had contracted and suffered through active COVID-19 infections.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2020, there were no pending or threatened lawsuits.

Leases

The original lease agreement was less than 12 months and subsequently it is expensed out on a monthly basis. The Company has elected not to recognize lease assets and liabilities for lease with a term less than twelve months.

The lease expenses were $29,042 and $5,088 for the years ended December 31, 2020 and 2019, respectively.

Note 14 – Concentrations, uncertainties, and risks

Concentration by Geographic Location

The Company operation is located in Dominica with clients primarily from European countries.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk are cash and cash equivalents, transaction monetary assets held for clients, mark to market assets for open trading positions arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions to minimize the interest rate and credit risk of cash. The Company routinely assesses the financial strength of the financial institution, based upon factors surrounding the credit risk of the financial institutions. Credit risk of cash and cash equivalents is managed by depositing cash at renowned financial institutions where certain government regulations are in place to protect clients’ cash balances.

Regulatory risks

The Company operates in the financial service industry that requires a license to be provided by the Dominica Financial Service Unit. The Company therefore is subject to abide to the regulations set by the governing bodies. Any change in regulations or legislation may affect the Company or the industry which may cause a negative impact to the Company or across the industry. Such change in regulations may increase the costs of the Company's operations, introduce legal and administrative hurdles, and sometimes may even restrict the Company from continuing its business. In addition, the Company's failure to abide to the regulations may result in revocation of its license which may significantly disrupt its operations and business.

Note 15 – Subsequent events

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

The Company has evaluated all transactions December 31, 2020 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements except for the event listed below:

On February 21, 2021, the Company issued 50,000 shares of common stock for services pursuant to a Consultant Agreement dated February 20, 2021.

On June 2, 2021, the Company entered into Sales and Purchase Agreement to sell Central Rich Trading Ltd to Chin Sin Kwok for consideration price of HKD 280,000 (equivalent USD36,112).

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there is no reportable subsequent event to be disclosed.

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

Results of Operations for the years ended December 31, 2020 and 2019

We completed our operation organization structure in May 2020, and started banking operations during the six months ended December 31, 2020, and we did not have any operations for the year ended December 31, 2019.

Revenues

For the years ended December 31, 2020, we began to generate revenue in the amount of $3,839,242 compared with $0 for the year ended December 31, 2019.

Expenses

For the years ended December 31, 2020, our expenses related to our banking operations were $1,248,056 comprised of marketing fee of $759,791, banking partners fees & commissions of $257,917, other financial institutions fees $186,483, and interest expenses of $43,865, as compared to the Company $ nil expenses paid for our banking operations at the end of December 31 ,2019.

Net Income

For the years ended December 31, 2020, our net income was $1,578,649 as compared to the net loss of $146,653 as at December 31, 2019.

Operating Expenses

For the years ended December 31, 2020 our operating expenses (excluding marketing fees) were $423,631 comprised of wages & salaries $165,509, employees training $2,539, payroll related taxes $2,294, travel $5,247, rent $29,042, audit fees $40,876, data processing services $2,857, accounting fees $6,540, legal fees $16,500, other consultants $50,863, office admin expenses $82,870, stock transfer fees $7,273, miscellaneous $20,167, Bank charges of $254, Gains from revaluation of foreign exchange of $37,172 and amortization expenses of $27,975 as compared to wages and salaries of $10,800, rent of $5,088, audit fees $8,000, data processing services of $1,801, legal fees of $42,500, other consultant & professional services of $18,930, office admin expenses of $67,515 and depreciation expenses of $1,240 the year ended December 31, 2019.

Liquidity and Capital Resources

Liquidity and Capital Resources during the year ended December 31, 2020.

As of December 31, 2020, the Company reported the cash and due from bank balance of $18,454,981, prepaid expenses of $14,917 and liabilities of $16,325,774 as compared to year ended December 31, 2019 cash and due from bank balance $1,152,082, prepaid expenses of $1,111 and liabilities of 56,678.

For the years ended December 31, 2020, we had cash flows provided by operating activities of $17,777,975. The activities were comprised of net income of $1,578,649, amortization expenses of $27,975, increase in deposit of $15,599,401, accounts payable and accrued liabilities of $2,208, prepayment of 13,806 and income tax of $587,964. As compared to year ended December 31, 2019 loss on operating activities of $145,617 which comprised of net loss $146,653, depreciation and amortization expenses of $1,240, prepayment of $1,111 and accounts payable and accrued liabilities of $907.

For the years ended December 31, 2020 we had investing activities comprised of $568,102 Purchase of PPE as compared to $nil investing activities at end of December 31, 2019.

For the years ended December 31, 2020 and 2019, net cash provided by financing activities were $92,971. The financing activities were proceeds from related parties of $92,971 as compared to $1,291,481 financing activities for the year ended December 31, 2019, which represents the capital contribution of $1,220,976, proceeds from related party of $27,691 and proceeds from issuance of convertible notes to related party $42,814.

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

See Item Note 2, “Summary of Significant Accounting Policies” is this 10-K report as filed on December 12, 2021, for a discussion of our critical accounting policies and estimates.

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

Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes

To remediate our internal control weaknesses, management intends to implement the following measures:

•	The Company will add sufficient number of independent directors to the board and appoint additional member(s) to the Audit Committee.

•	The Company will add sufficient accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

•	The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•	Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures

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

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2020 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: April 5, 2022

By:	/s/ Georgi Parrik
Georgi Parrik
President and Chief Executive Officer (principal executive officer)

/s/ Ricardo Salcedo
Ricardo Salcedo Chief Financial Officer and Secretary (principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.