Form 10-Q
period 2021-03-31
Migom Global Corp.
filed 2022-04-08
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2021, the registrant had 7,539,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Three Months Ended March 31, 2021

i

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of March 31, 2021, and December 31, 2020

(unaudited)

MIGOM GLOBAL CORP. AND SUBSIDIARIES Consolidated Balance Sheets as of 31st March 2021 ($USD)	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and due from banks	31,998,563	18,454,981
Investment activities
Security Deposit	137,603
Prepaid Expenses	7,818	14,917
Total current assets	32,143,984	18,469,898
Non-current Assets
Intangible assets, net	906,377	810,127
Total non-current assets	906,377	810,127
Total assets	33,050,361	19,280,025

Liabilities and shareholders’ equity
Liabilities:
Deposits	26,742,293	15,599,401
Accounts payable and accrued expenses	45,761	1,245
Accounts payable – related party	18,135
Accrued interest – related party		-
Notes payable to related party	133,059	137,164
Income tax payable	587,964	587,964
Total liabilities	27,527,212	16,325,774

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at March 31, 2021 and 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at March 31, 2021 and December 31, 2020)	7,539	7,489
Additional paid in capital	1,592,205	1,542,255
Accumulated income (deficit)	3,481,676	962,778
Statutory reserves	440,973	440,973
Other comprehensive income	106	106
Total shareholders’ equity	5,523,149	2,954,251
Total liabilities and shareholders’ equity	33,050,361	19,280,025

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 30, 2021 and 2020

(unaudited)

MIGOM GLOBAL CORP. AND SUBSIDIARIES Consolidated Income Statement as of 31st March 2021 ($USD)	For the Three Months ended	For the Three Months ended
	March 31,	March 31,
	2021	2020
Non-interest income
Service fees from clients' accounts services	3,907,523
Related party income	25,000
Total non-interest income	3,932,523	-

Non-interest expenses
Banking partners -fees & commissions	(269,543)	-
Other financial institutions - fees & commissions	(666,565)	-
Commission on money market fund	(5,694)
Selling & marketing expenses	-
General and administrative expenses	(412,515)	(34,699)
Interest expenses from operation
Other income (expenses)	-
Total non-interest expenses	(1,354,317)	(34,699)

Interest expense
Interest on deposits	(47,920)
Interest on money market fund	(11,388)
Interest expense related parties		(852)
Total interest expense	(59,308)	(852)

Income (loss) before income taxes	2,518,898	(35,551)
Income tax expenses	-	-
Net income (Loss)	2,518,898	(35,551)

Comprehensive Income
Other Comprehensive Income		45
Total Comprehensive Income	2,518,898	(35,506)

Basic and diluted income per common share	0.34	(0.00)
Weighted average number of common shares outstanding - basic and diluted	7,510,667	7,459,000

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of		Number of		Paid-in	Accumulated	Statutory	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Income	Total
Balance at December 31, 2019	7,459,000	7,459			1,263,891	(174,898)		63	1,096,515
Capital Contribution									-
Forgiveness of debt									-
Net income (loss)						(35,551)		45	(35,506)
Foreign Currency Translation Adjustment									-
Balance at March 31, 2020	7,459,000	7,459	-	-	1,263,891	(210,449)	-	108	1,061,009

Balance at December 31, 2020	7,489,000	7,489	650,000	650	1,542,255	962,778	440,973	106	2,954,251
Shares issued for expenses	50,000	50			49,950				50,000
Forgiveness of debt									-
Net income (loss)						2,518,898	-	-	2,518,898
Foreign Currency Translation Adjustment									-
Balance at March 31, 2021	7,539,000	7,539	650,000	650	1,592,205	3,481,676	440,973	106	5,523,149

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021, and 2020

(unaudited)

	For the Three Months ended March 31, 2021	For the Three Months ended March 31, 2020
Cash Flows from Operating activities
Net income (loss)	2,518,898	(35,551)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	24,851
Shares issued for expenses	50,000
Changes in operating assets and liabilities:
Security Deposit	(137,603)
Prepayment	7,099
Accounts payable and accrued liabilities	44,516	28,161
Accounts payable - related party	18,135
Customer deposits
Accrued interest - related party		(852)
Income tax payable		-
Net cash provided by (used in) operating activities	2,525,896	(7,390)

Cash Flows from Investing activities
Acquisition for software development	(121,101)
Purchase of marketable/investment securities		-
Net cash used Investing activities	(121,101)	-

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party	(4,105)	2,197
Increase in clients' deposits	11,142,892
Proceeds from notes payable
Net cash provided by financing activities	11,138,787	2,197

Effect of exchange rate changes on cash	-
Change in cash and due from banks	13,543,582	(5,193)
Cash and due from banks at beginning of period	18,454,981	1,152,082
Cash and due from banks at end of period	31,998,563	1,146,889

Supplemental disclosure of cash flow information
Cash paid for income tax	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		-
Related party debt converted to Preferred Stock		-
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

As of and for the Three months ended March 31, 2021 and 2020

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

On April 21, 2020, the Company licensed the use of certain assets to Migom Bank Ltd. (the “Bank”), pursuant to a license agreement, by and between the Company and the Bank (the “License Agreement”).

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

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs, GMBH entered into a restricted shares acquisition transaction; in which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schätti is the sole shareholder of both legal entities.

Note 2 – Significant and Critical Accounting Policies and Practices

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP.

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

Negative interest rate expenses were $59,308 for the Three months ended 2021 and $0 for the Three Months ended 2020. Negative interest rate expenses were $77,231 for the Three months ended 2021 and $0 for the Three Months ended 2020.

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

The Company determined that there were no impairments of long-lived assets on March 31, 2020 and March 31, 2019.

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

Foreign Currency Translation and Transactions

The Hong Kong Dollar (“HKD”) is the functional currency of Central Rich LTD whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive loss.

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

As reflected in the financial statements, the Company had generated revenues of $3,932,523 and net income of $2,518,898 for the Three months ended March 31, 2021, and revenues of $nil and net loss of $31,551 for the Three months ended March 31, 2020.  However, this is the first year for the Company to generate revenue and profit, the Company cannot assure it will generate profit in the coming years. And it still raises doubt about the Company’s ability to continue as a going concern currently.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Common Wealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	March 31, 2021	December 31, 2020
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $ nil for the Three months ended March 31, 2021 and 2020, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	March 31, 2021	December 31, 2020
Intellectual property	$959,203	$838,102
Less: accumulated depreciation	(52,826)	(27,975)
Net	$906,377	$810,127

Amortization expense was $24,851 and $nil for the Three months ended March 31, 2021 and 2020, respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	March 31, 2021	December 31, 2020
Non-interest-bearing deposits	$	$15,599,401
Total deposits	$	$15,599,401

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

As of March 31, 2021, there were 7,539,000 total shares issued and outstanding.

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

On February 20, 2021, the Company issued 50,000 common stock at a par value of $0.001

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

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of March 31, 2021 and December 31, 2020.

Deferred Tax Assets

As of December 31, 2020, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $- that may be offset against future taxable income indefinitely limited to 80% of taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $- was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Components of deferred tax assets are as follows:

	March 31, 2021		December 31, 2020
Net deferred tax assets:
Net operating income (loss) carry forward	$		$239,673
Income tax benefit from NOL carry-forwards			50,331
Less: valuation allowance			(50,331)
Deferred tax asset, net of valuation allowance		$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Three months ended March 31, 2021	For the year ended December 31, 2020
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Hong Kong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends. The Company did not generate any income for the Three months ended March 31, 2021 and for the year ended December 31, 2020, respectively.

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For the Three months ended March 31, 2021	For year ended December 31, 2020
Profit (loss) before income taxes
Tax Rate	25%	25%
Income Tax expenses		-

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2021, there were no pending or threatened lawsuits.

Leases

The original lease agreement was less than 12 months and subsequently it is expensed out on a monthly basis. The Company has elected not to recognize lease assets and liabilities for lease with a term less than twelve months.

The lease expenses were $29,042 and $5,088 for the Three months ended March 31, 2021 and 2020, respectively.

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

Regulatory risks

The Company operates in the financial service industry that requires a license to be provided by the Dominica Financial Service Unit. The Company therefore is subject to abide to the regulations set by the governing bodies. Any change in regulations or legislation may affect the Company or the industry which may cause a negative impact to the Company or across the industry. Such change in regulations may increase the costs of the Company’s operations, introduce legal and administrative hurdles, and sometimes may even restrict the Company from continuing its business. In addition, the Company’s failure to abide to the regulations may result in revocation of its license which may significantly disrupt its operations and business.

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

In addition, we acquired all of the outstanding Central Rich Trading Ltd. on May 12, 2020 form Mr. Schaetti. Central Rich Trading Ltd. is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories.

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

Results of Operations for quarter and Three months ended March 31, 2021

Revenues

For the quarter ended March 31, 2021, we have generated revenue of $3,932,523 compared with $0 for the quarter ended March 31, 2020. For the Three months ended March 31, 2021, we have we have generated revenue of $8,052,624 compared with $0 for the Three months ended March 31, 2020.

For the quarter ended March 31, 2021, our expenses related to our banking operations were $1,354,317 comprised of marketing fee of $nil, banking partners fees & commissions of $269,543, other financial institutions fees $672,259, general, and administrative expenses $412,515 interest expenses of $59,308 and other income of $nil as compared to the Company $35,551 expenses paid for our banking operations for the quarter ended March 31, 2020.

For the quarter ended March 31, 2021 our operating expenses (excluding marketing fees) were $412,515 comprised of wages & salaries $43,090, payroll related taxes $2,827, travel $1,046, rent $4,945, audit fees $nil, data processing services $13,243, accounting fees $5,000, legal fees $6,000, other consultants $136,665, office admin expenses $87,423, miscellaneous $9,024, Bank charges of $0, Gains from revaluation of foreign exchange of $78,402 and amortization expenses of $24,851.

The substantial increase in operating expenses was primarily due to the marketing activities and payment of salaries, as the group continues to grow in new markets, pursue new product launches and increase its customer base.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $31,998,563 in cash together with total assets $33,050,361 and liabilities of $27,527,212, as compared with $18,454,981 of cash and $16,325,774 of liabilities as of December 31, 2020. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the Three months ended March 31, 2021, we have cash flows used in operating activities of $2,525,896 as compared to $(7,390) for the same period in 2020.

We had cash flow for financing activities of $11,138,787 and $2,197 for the Three months ended March 31, 2021 and 2020 respectively.

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

Item 3. Defaults Upon Senior Securities

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

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Registrant for the Three months ended March 31, 2021 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: April 8, 2022

By:	/s/ Georgi Parrik
Georgi Parrik Chief Executive Officer (principal executive officer), and

By:	/s/ Ricardo Salcedo
Ricardo Salcedo Chief Financial Officer (principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.