Form 10-Q
period 2021-06-30
Migom Global Corp.
filed 2022-04-11
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the registrant had 7,539,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Six Months Ended June 30, 2021

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of June 30, 2021, and December 31, 2020

MIGOM GLOBAL CORP. AND SUBSIDIARIES Consolidated Balance Sheets ($USD)	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and due from banks	32,331,290	18,454,981
Investment activities	-
Accounts receivable - related party	11,000
Security Deposit	137,603
Prepaid Expenses	4,953	14,917
Total current assets	32,484,846	18,469,898
Non-current Assets
Intangible assets, net	1,002,856	810,127
Total non-current assets	1,002,856	810,127
Total assets	33,487,702	19,280,025

Liabilities and shareholders’ equity
Liabilities:
Deposits	24,278,437	15,599,401
Accounts payable and accrued expenses	160,989	1,245
Accrued interest - related party	-	-
Accounts payable related party
Notes payable to related party	166,181	137,164
Income tax payable	587,964	587,964
Total liabilities	25,193,571	16,325,774

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at June 30, 2021 and 2020)	7,539	7,489
Additional paid in capital	1,592,205	1,542,255
Accumulated income (deficit)	6,252,658	962,778
Statutory reserves	440,973	440,973
Other comprehensive income	106	106
Total shareholders’ equity	8,294,131	2,954,251
Total liabilities and shareholders’ equity	33,487,702	19,280,025

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2021, and 2020 and the Three Months Ended March 31, 2021, and 2020

MIGOM GLOBAL CORP. AND SUBSIDIARIES	For the Three Months ended June 30, 2021	For the Three Months ended June 30, 2020	For the Six Months ended June 30, 2021	For the Six Months ended June 30, 2020
Non-interest income
Service fees from clients’ accounts services	4,075,101		7,982,624
Related party income	45,000		70,000
Total non-interest income	4,120,101	-	8,052,624	-

Non-interest expenses
Banking partners -fees & commissions	(51,085)	-	(320,628)	-
Other financial institutions - fees & commissions	(967,725)	-	(1,634,290)	-
Transaction fees paid to related party			(5,694)
Selling & marketing expenses	-	(221,021)	-	(221,021)
General and administrative expenses	(312,386)	(41,287)	(724,901)	(75,984)
Interest expenses from operation
Other income (expenses)		(316)		(1,196)
Total non-interest expenses	(1,331,196)	(262,624)	(2,685,513)	(298,201)

Interest expense
Interest on deposits	(8,658)		(56,578)
Interest on money market fund	(9,265)	-	(20,653)	-
Total interest expense	(17,923)	-	(77,231)	-

Income (loss) before income taxes	2,770,982	(262,624)	5,289,880	(298,201)
Income tax expenses	-	-	-	-
Net income (Loss)	2,770,982	(262,624)	5,289,880	(298,201)

Comprehensive Income
Other Comprehensive Income	-	-	-	38
Total Comprehensive Income	2,770,982	(262,624)	5,289,880	(298,163)

Basic and diluted income per common share	0.37	(0.04)	0.70	(0.04)
Weighted average number of common shares outstanding - basic and diluted 7,539,000		7,470,703	7,524,912	7,470,703

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For the Six Months Ended June 30, 2021, and 2020 and Six Months Ended June 30, 2021 and 2020

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Statutory Reserve	Comprehensive Income	Total
Balance at December 31, 2019	7,459,000	7,459			1,263,891	(174,898)		63	1,096,515
Capital Contribution									-
Forgiveness of debt									-
Net income (loss)						(35,551)		45	(35,506)
Foreign Currency Translation Adjustment									-
Balance at March 31, 2020	7,459,000	7,459	-	-	1,263,891	(210,449)	-	108	1,061,009
Issuance of common stock for acquisition of assets	30,000	30			269,970				270,000
Issuance of preferred stock for conversion of debt			650,000	650	79,593				80,243
Reversal of capital contributed by related party									-
Net Profit						(262,624)			(262,624)
Foreign Currency Translation Adjustment								-	-
Balance at June 30, 2020	7,489,000	7,489	650,000	650	1,613,454	(473,073)	-	108	1,148,628

Balance at December 31, 2020	7,489,000	7,489	650,000	650	1,542,255	962,778	440,973	106	2,954,251
Shares issued for expenses	50,000	50			49,950				50,000
Forgiveness of debt									-
Net income (loss)						2,518,898			2,518,898
Foreign Currency Translation Adjustment									-
Balance at March 31, 2021	7,539,000	7,539	650,000	650	1,592,205	3,481,676	440,973	106	5,523,149
Capital Contribution									-
Forgiveness of debt									-
Net income (loss)						2,770,982			2,770,982
Foreign Currency Translation Adjustment									-
Balance at June 30, 2021	7,539,000	7,539	650,000	650	1,592,205	6,252,658	440,973	106	8,294,131

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021, and 2020

MIGOM GLOBAL CORP. AND SUBSIDIARIES	For the Six Months ended June 30, 2021	For the Six Months ended June 30, 2020
Cash Flows from Operating activities
Net income (loss)	5,289,880	(298,201)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	52,759	6,429
Shares issued for expenses	50,000
Interest expense converted to Preferred Stock		742
Changes in operating assets and liabilities:
Accounts receivable - related party	(11,000)	440,312
Security Deposit	(137,603)
Prepayment	9,964
Accounts payable and accrued expenses	159,744	(335)
Accrued interest - related party
Accounts payable - related party	-
Notes payable to related party
Income tax payable		-
Net cash provided by (used in) operating activities	5,413,744	148,947

Cash Flows from Investing activities
Acquisition for software development	(245,488)
Purchase of marketable/investment securities		-
Net cash used Investing activities	(245,488)	-

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party	29,017	11,500
Increase in clients’ deposits	8,679,036
Proceeds from notes payable		35,897
Net cash provided by financing activities	8,708,053	47,397

Effect of exchange rate changes on cash		2,895
Change in cash and due from banks	13,876,309	199,239
Cash and due from banks at beginning of period	18,454,981	1,152,082
Cash and due from banks at end of period	32,331,290	1,351,321

Supplemental disclosure of cash flow information
	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		1,566,000
Related party debt converted to Preferred Stock		79,501
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(Formerly Alfacourse Inc.)

As of and for the Three months and Six months ended June 30, 2021, and 2020

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

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schätti is the sole shareholder of both legal entities.

On the 28th of April, 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schätti is the sole shareholder of both legal entities.

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

Negative interest rate expenses were $77,231 for the Six months ended 2021 and $0 for the Six Months ended 2020.

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

The Company determined that there were no impairments of long-lived assets at June 31, 2021 and June 31, 2020.

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

Cost of Revenue

Cost of revenue is comprised of commissions paid to banking partners, and commissions paid to other financial institutions, such as EMI’s (Electronic Money Institutions), both partners operating in Europe; and interest on deposits due to negative interest rate paid to our banking partners.

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

As reflected in the financial statements, the Company had generated revenues of $8,052,624 and net income of $5,289,880 for the Six months ended June 30, 2021, and revenues of $nil and net loss of $262,624 for the Six months ended June 30, 2020.  However, this is the first year for the Company to generate revenue and profit, the Company cannot assure it will generate profit in the coming years. And it still raises doubt about the Company’s ability to continue as a going concern currently.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Common Wealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	June 30, 2021	December 31, 2020
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $ nil for the Three months ended March 31, 2021 and 2020, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	June 30, 2021	December 31, 2020
Intellectual property	$1,083,590	$838,102
Less: accumulated depreciation	(80,734)	(27,975)
Net	$1,002,856	$810,127

Amortization expense was $52,759 and $nil for the Six months ended June 30, 2021 and 2020, respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	June 30, 2021	December 31, 2020
Non-interest-bearing deposits	$	$15,599,401
Total deposits	$	$15,599,401

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

As of June 30, 2021, there were 7,539,000 total shares issued and outstanding.

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

Other Income

For the year ended December 31, 2019, the Company received a one-time service of $10,000 from Migom Investment S.A. Luxenbourg.  SHOULD BE DELETED???

For the Six months ended June 30, 2021, the Company received a one-time service of $70,000 from Migom Investment S.A. Luxenbourg

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

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of June 30, 2021 and December 31, 2020.

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

Components of deferred tax assets are as follows:

	June 30, 2021		December 31, 2020
Net deferred tax assets:
Net operating income (loss) carry forward	$		$239,673
Income tax benefit from NOL carry-forwards			50,331
Less: valuation allowance			(50,331)
Deferred tax asset, net of valuation allowance		$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Six months ended June 30, 2021	For the year ended December 31, 2020
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Hong Kong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends. The Company did not generate any income for the Six months ended June 30, 2021 and for the year ended December 31, 2020, respectively.

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For the Six months ended June 30, 2021	For year ended December 31, 2020
Profit (loss) before income taxes
Tax Rate	25%	25%
Income Tax expenses		-

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits.

Leases

The original lease agreement was less than 12 months and subsequently it is expensed out on a monthly basis. The Company has elected not to recognize lease assets and liabilities for lease with a term less than twelve months.

The lease expenses were $29,042 and $5,088 for the Six months ended June 30, 2021 and 2020, respectively.

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

Results of Operations for quarter and Six months ended June 30, 2021

Revenues

For the Six months ended June 30, 2021, our expenses related to our banking operations were $2,685,513 comprised of marketing fee of $nil, banking partners fees & commissions of $320,628, other financial institutions fees $1,634,290, general, and administrative expenses $724,901, interest expenses of $77,231, and other income of $nil as compared to the Company $298,201 expenses paid for our banking operations for the Six months ended June 30, 2020.

For the Six months ended June 30, 2021 our operating expenses (excluding marketing fees) were $724,901 comprised of wages & salaries $68,523, payroll related taxes $4,667, travel $1,046, rent $8,368, audit fees $8,123, data processing services $21,621, accounting fees $7,500, legal fees $6,000, other consultants $383,994, office admin expenses $92,101, miscellaneous $9,691, Bank charges of $0, Gains from revaluation of foreign exchange of $60,509 and amortization expenses of $52,759.

The substantial increase in operating expenses was primarily due to the marketing activities and payment of salaries, as the group continues to grow in new markets, pursue new product launches and increase its customer base.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $32,331,290 in cash together with total assets $33,487,702 and liabilities of $25,193,571, as compared with $18,454,981 of cash and $16,325,774 of liabilities as of December 31, 2020. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the Six months ended June 30, 2021, we have cash flows used in operating activities of $5,413,744 as compared to $148,947 for the same period in 2020.

We had cash flow for financing activities of $8,708,053 and $47,397 for the Six months ended June 30, 2021 and 2020 respectively.

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

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

The following exhibits are included as part of this report by reference:

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer*

32	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

#	Previously filed as an Exhibit to the Company’s Form 8-K, filed with the SEC on December 01, 2020.

**	Previously filed as an Exhibit to the Company’s Form S-1 filed with SEC on February 16, 2017

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Registrant for the Six months ended June 30, 2021 (the “Report”):

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