Form 10-Q
period 2021-09-30
Migom Global Corp.
filed 2022-04-11
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, the registrant had 7,539,000 shares of common stock issued and outstanding.

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of September 30, 2021, and December 31, 2020

	Sept 30,	December 31,
	2021	2020
Assets
Current Assets
Cash and due from banks	25,560,691	18,454,981
Investment activities	-
Accounts receivable - related party	166,483
Accounts receivable	-
Security Deposit	137,603
Prepaid Expenses	0	14,917
Total current assets	25,864,778	18,469,898
Non-current Assets
Intangible assets, net	1,114,962	810,127
Total non-current assets	1,114,962	810,127
Total assets	26,979,740	19,280,025

Liabilities and shareholders’ equity
Liabilities:
Deposits	14,562,595	15,599,401
Accounts payable and accrued expenses	544,124	1,245
Accrued interest - related party	-	-
Accounts payable related party	17,043
Notes payable to related party	174,830	137,164
Income tax payable	587,964	587,964
Total liabilities	15,886,556	16,325,774

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at June 30, 2021 and 2020)	7,539	7,489
Additional paid in capital	1,750,605	1,542,255
Accumulated income (deficit)	8,893,311	962,778
Statutory reserves	440,973	440,973
Other comprehensive income	106	106
Total shareholders’ equity	11,093,184	2,954,251
Total liabilities and shareholders’ equity	26,979,739	19,280,025

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2021, and 2020 and the Three Months Ended September 30, 2021, and 2020

	For the Three Months ended	For the Nine Months ended	For the Three Months ended	For the Nine Months ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2021	2021	2020	2020
Non-interest income
Service fees from clients’ accounts services	5,182,521	13,165,144	1,349,135	1,349,135
Related party income	25,000	95,000
Total non-interest income	5,207,521	13,260,144	1,349,135	1,349,135

Non-interest expenses
Banking partners -fees & commissions	(107,016)	(427,644)	(33,437)	(57,200)
Other financial institutions - fees & commissions	(1,559,081)	(3,193,371)	(39,325)	(45,754)
Transaction fees paid to related party
Selling & marketing expenses	(583)	(583)	(362,096)	(550,838)
General and administrative expenses	(699,346)	(1,424,246)	(38,180)	(83,972)
Interest expenses from operation
Other income (expenses)	(2,528)	(8,222)
Total non-interest expenses	(2,368,554)	(5,054,066)	(439,601)	(737,764)

Interest expense
Interest on deposits	(6,141)	(62,719)
Interest on money market fund		(20,653)		-
Total interest expense	(6,140)	(83,372)	-	-

Impairment loss of investment	(158,230)	(158,230)
Other Income	(33,943)	(33,943)	(3,262)	(4,420)
Total other income (loss)	(192,174)	(192,174)	(3,262)	(4,420)

Income (loss) before income taxes	2,640,654	7,930,533	909,534	611,371
Income tax expenses	-	-		-
Net income (Loss)	2,640,654	7,930,533	909,534	611,371
	0%	0%
Comprehensive Income		(909,534)
Other Comprehensive Income	-	-	-
Total Comprehensive Income	2,640,654	7,930,533	909,534	611,371

Basic and diluted income per common share	0.35	1.06	0.12	0.08
Weighted average number of common shares outstanding - basic and diluted	7,539,000	7,470,703	7,524,912	7,470,703

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021, and 2020

	For the Nine Months ended	For the Nine Months ended
	Sept 30,	Sept 30,
	2021	2020
Cash Flows from Operating activities
Net income (loss)	7,930,533	611,326
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	83,843	16,071
Shares issued for expenses	50,106
Other adjusments	(107)
Interest expense converted to Preferred Stock		942
Changes in operating assets and liabilities:
Accounts receivable - related party	(166,483)
Security Deposit	(137,603)	8,857,306
Prepayment	14,917	1,111
Accounts payable and accrued expenses	542,879	13,522
Accrued interest - related party
Accounts payable - related party	17,043
Notes payable to related party
Income tax payable	0	-
Net cash provided by (used in) operating activities	8,335,128	9,500,278

Cash Flows from Investing activities
Acquisition for software development	(388,678)
Impairment loss of investment	158,400	-
Net cash used Investing activities	(230,278)	-

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party	37,666	41,404
Increase in clients’ deposits	(1,036,806)
Proceeds from notes payable		36,487
Net cash provided by financing activities	(999,141)	77,891

Effect of exchange rate changes on cash		60
Change in cash and due from banks	7,105,710	9,578,229
Cash and due from banks at beginning of period	18,454,981	1,152,082
Cash and due from banks at end of period	25,560,691	10,730,311

Supplemental disclosure of cash flow information
	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		1,566,000
Related party debt converted to Preferred Stock		79,501
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For the Nine Months Ended September 30, 2021 and 2020 and Three Months Ended September 30, 2021 and 2020

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of		Number of		Paid-in	Accumulated	Statutory	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Income	Total
Balance at December 31, 2019	7,459,000	7,459			1,263,891	(174,898)		63	1,096,515
Capital Contribution									-
Forgiveness of debt									-
Net income (loss)						(35,551)		45	(35,506)
Foreign Currency Translation Adjustment									-
Balance at March 31, 2020	7,459,000	7,459	-	-	1,263,891	(210,449)	-	108	1,061,009
Issuance of common stock for acquisition of assets	30,000	30			269,970				270,000
Issuance of preferred stock for conversion of debt			650,000	650	79,593				80,243
Reversal of capital contributed by related party									-
Net Profit						(262,624)			(262,624)
Foreign Currency Translation Adjustment								-	-
Balance at June 30, 2020	7,489,000	7,489	650,000	650	1,613,454	(473,073)	-	108	1,148,628

Issuance of common stock for acquisition of assets									-
Issuance of preferred stock for conversion of debt									-
Reversal of capital contributed by related party									-
Net Profit						909,534			909,534
Foreign Currency Translation Adjustment						(71,232)		-	(71,232)
Balance at Sept 30, 2020	7,489,000	7,489	650,000	650	1,613,454	365,229	-	108	1,986,930

Balance at December 31, 2020	7,489,000	7,489	650,000	650	1,542,255	962,778	440,973	106	2,954,251
Shares issued for expenses	50,000	50			49,950				50,000
Forgiveness of debt									-
Net income (loss)						2,518,898			2,518,898
Foreign Currency Translation Adjustment									-
Balance at March 31, 2021	7,539,000	7,539	650,000	650	1,592,205	3,481,676	440,973	106	5,523,149
Capital Contribution									-
Forgiveness of debt									-
Net income (loss)						2,770,982			2,770,982
Foreign Currency Translation Adjustment									-
Balance at June 30, 2021	7,539,000	7,539	650,000	650	1,592,205	6,252,658	440,973	106	8,294,131

Balance at June 30, 2021	7,539,000	7,539	650,000	650	1,592,205	6,252,658	440,973	106	8,294,131
Capital Contribution									-
Impairment loss of investment					158,400				158,400
Forgiveness of debt									-
Net income (loss)						2,640,654			2,640,654
Foreign Currency Translation Adjustment									-
Balance at Sept 30, 2021	7,539,000	7,539	650,000	650	1,750,605	8,893,311	440,973	106	11,093,184

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

As of and for the Three months and Nine months ended September 30, 2021 and 2020

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

On the 28th of April 2021 Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schätti is the sole shareholder of both legal entities.

On 28th of June 2021, Mr. Ricardo Salcedo Sanchez was appointed Chief Financial Officer of Migom Global Corp.

On 27th of September 2021, Migom Global Corp sold a majority stake of Central Rich Trading Limited (99% of share capital) to Mr. Chin Sin Kwok for HKD 79,768 or USD 10,252 (at closing exchange rate of 27th of September 2021).

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

Negative interest rate expenses were $83,372 for the Nine months ended 2021 and $0 for the Nine Months ended 2020.

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

As reflected in the financial statements, the Company had generated revenues of $13,260,144 and net income of $7,930,533 for the Nine months ended September 30, 2021, and revenues of $1,349,135 and net income of $611,371 for the Nine months ended September 30, 2020.

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

Majority disposal of Central Rich Trading Limited

On 27th of September 2021, Migom Global Corp sold a majority stake of Central Rich Trading Limited (99% of share capital) to Mr. Chin Sin Kwok for HKD 79,768 or USD 10,252 (at closing exchange rate of 27th of September 2021). The transaction was approved on 2nd June 2021 board resolution.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Common Wealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	September 30, 2021	December 31, 2020
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $ nil for the Nine months ended September 30, 2021 and 2020, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	September 30, 2021	December 31, 2020
Intellectual property	$1,226,780	$838,102
Less: accumulated depreciation	(111,818)	(27,975
Net	$1,114,962	$810,127

Amortization expense was $83,843 and $16,071 for the Nine months ended September 30, 2021 and 2020, respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	September 30, 2021	December 31, 2020
Non-interest-bearing deposits	$14,562,595	$15,599,401
Total deposits	$14.562,595	$15,599,401

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

As of September 30, 2021, there were 7,539,000 total shares issued and outstanding.

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

As of September 30, 2021, related parties of the Company consist of the following:

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

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of September 30, 2021 and December 31, 2020.

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

Components of deferred tax assets are as follows:

	September 30, 2021		December 31, 2020
Net deferred tax assets:
Net operating income (loss) carry forward	$		$239,673
Income tax benefit from NOL carry-forwards			50,331
Less: valuation allowance			(50,331)
Deferred tax asset, net of valuation allowance		$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Nine months ended September 30, 2021	For the year ended December 31, 2020
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Hong Kong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends. The Company did not generate any income for the Nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively.

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For the Nine months ended September 30, 2021	For year ended December 31, 2020
Profit (loss) before income taxes
Tax Rate	25%	25%
Income Tax expenses	-	-

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits.

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

In September 2021, we sold 99% of share capital of Central Rich Trading Ltd. to an outside party.

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

Results of Operations for quarter and Nine months ended September 30, 2021

Revenues

For the Nine months ended September 30, 2021, our expenses related to our banking operations were $5,054,066 comprised of marketing fee of $583, banking partners fees & commissions of $427,644, other financial institutions fees $3,193,371, general, and administrative expenses $1,424,246, interest expenses of $83,372, and other loss of $192,174 as compared to the Company $737,764 expenses paid for our banking operations for the Nine months ended September 30, 2020.

For the Nine months ended September 30, 2021 our operating expenses (excluding marketing fees) were $1,424,246 comprised of wages & salaries $160,341, payroll related taxes $14,545, rent $11,743, audit fees $8,123, data processing services $29,709, accounting fees $10,806, legal fees $6,000, other consultants $626,757, office admin expenses $180,383, stock transfer fee $1,523, bank charges of $0, gains from revaluation of foreign exchange of $290,444 and amortization expenses of $83,843.

The substantial increase in operating expenses was primarily due to the marketing activities and payment of salaries, as the group continues to grow in new markets, pursue new product launches and increase its customer base.

For the Nine months ended September 30, 2021, our expenses related to our banking operations were $2,368,554 comprised of marketing fee of $583, banking partners fees & commissions of $107,016, other financial institutions fees $1,559,081, general, and administrative expenses $699,346, interest expenses of $6,140, and other loss of $192,174 as compared to the Company $439,601 expenses paid for our banking operations for the Three months ended September 30, 2020.

For the Nine months ended September 30, 2021 our operating expenses (excluding marketing fees) were $699,346 comprised of wages & salaries $91,818, payroll related taxes $9,879, rent $2,360, audit fees $nil, data processing services $8,088, accounting fees $3,306, legal fees $nil, other consultants $242,764, office admin expenses $88,282, stock transfer fee $856, bank charges of $0, gains from revaluation of foreign exchange of $220,911 and amortization expenses of $31,084.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $25,560,691 in cash together with total assets $26,979,740 and liabilities of $15,886,556, as compared with $18,454,981 of cash and $16,325,774 of liabilities as of December 31, 2020. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the Nine months ended September 30, 2021, we have cash flows used in operating activities of $8,335,128 as compared to $9,500,278 for the same period in 2020.

We had cash outflow for financing activities of $(999,141) and $77,891 for the Nine months ended September 30, 2021 and 2020 respectively.

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

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer

32	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer

101. INS	Inline XBRL Instance Document

101. SCH	Inline XBRL Taxonomy Extension Schema Document

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-Q of the Registrant for the Nine months ended September 30, 2021 (the “Report”):

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