Form 10-K
period 2021-12-31
Migom Global Corp.
filed 2022-06-14
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

There was no trading market value of the registrant’s common stock, par value $0.001 per share, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2021, the registrant had 7,539,000 shares of common stock issued and outstanding.

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

General

Migom Global Corp. (the “Company”) was incorporated as Alfacourse Inc. in the State of Nevada on February 29, 2016. On October 9, 2019, as a result of a private transactions, 5,000,000 shares of common stock (the “Shares”) of the Company, were transferred from Oleg Jitov to Heritage Equity Fund LP (the “Purchaser”).  As a result, the Purchaser became a 68.35% holder of the voting rights of the issued and outstanding share capital of the Company on a fully diluted basis of the Company, and became the controlling shareholder. In connection with the transaction, Oleg Jitov released the Company from all debts owed to him. On October 8, 2019, the existing director and officer resigned. Accordingly, Oleg Jitov, serving as a director and an officer, ceased to be the Company’s Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and a Director. At the effective date of the transfer, Georgi Parrik consented to act as the new President, CEO, CFO, Treasurer, Secretary and Chairman of the Board of Directors of the Company. On November 1, 2019, the Company amended its articles of incorporation to change its name to Migom Global Corp. The change was made in anticipation of entering into a new line of business operations which is a new company building synergistic ventures in international banking, securities brokerage, electronic money distribution as well as digital assets origination and market making. Our offices are located at 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

On January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. Mr. Stefan Lenhart    is independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

We are a company with stable earnings to date, focused on top line revenue growth and intellectual property development, while maintaining profitability.

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

On the 28th of April 2021 Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

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

Employees

To date we have five full time employees excluding our Directors at Migom Bank.

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

Fiscal Year 2021	High	Low
First Quarter	30.00	30.00
Second Quarter	100.24	30.00
Third Quarter	100.24	100.24
Fourth Quarter	100.24	100.24

We have issued 7,539,000 shares of our common stock and 650,000 preferred series A shares since our inception on February 29, 2016. There are no other outstanding options or warrants or securities that are convertible into shares of common stock.

Holders

As of December 31, 2021, we have 16 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is VStock Transfer LLC, with an address at 18 Lafayette Place, Woodmere, NY 11598 and telephone number is +1 212-828-8436.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2021 or 2020. We have not paid any cash dividends since on February 29, 2016 (inception) and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

No unregistered sales of equity securities took place during the fiscal year ended December 31, 2021.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2021.

Other Stockholder Matters

None.

ITEM 6. [RESERVED]

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

On May 12, 2020, the Company, entered into an acquisition agreement with Central Rich Trading Ltd. and Mr. Schaetti (the “Central Agreement”). Central Rich Trading Ltd. (“Central”) was incorporated on November 16, 2017 in Hong Kong. Pursuant to the Central Agreement, the Company acquired all of the outstanding equity of Central. On 27th of September 2021, 99% of Central Rich Trading shares were sold to private investors in Hong Kong for HKD 79,768 or USD 10,252. Therefore, Migom Global Corp is no longer monitoring Central Rich Trading business plan.

Results of Operations

Results of Operations for the year ended December 31, 2021 and 2020

For the year ended December 31, 2021, we have generated revenue of $20,980,435 compared with $3,839,242 for the year ended December 31, 2020.

For the years ended December 31, 2021, our expenses related to our banking operations were $6,113,046 comprised of banking partners fees & commissions of $670,187, other financial institutions fees $5,256,955, selling and marketing expenses $2,333, other interest and expenses $9,348 and interest on deposits and money market funds $174,223, as compared to the Company $1,248,998 expenses paid for our banking operations at the end of December 31, 2020.

For the year ended December 31, 2021 our operating expenses (excluding marketing fees) were $2,620,211 ($423,631 for the year ended December 31, 2020) comprised of wages & salaries $223,150, payroll related taxes $21,022, rent $150,171, audit and related fees $88,123, data processing services $36,677, accounting fees $195,600, legal fees $476,226, other consultants $662,267, office administrative expenses $75,258, stock transfer fees $3,539, losses from revaluation of foreign exchange of $565,787 and amortization expenses of $118,701 as compared to wages and salaries of $165,509, employees training $2,539, payroll related taxes $2,294, travel $5,247, rent $29,042, audit fees $40,876, data processing services $2,857, accounting fees $6,540, legal fees $16,500, other consulting fees $50,863, office administrative expense $82,870, stock transfer fees $7,273, miscellaneous expenses $20,164, bank charges $254, gains from revaluation of foreign exchange of $37,172 and amortization expenses of $27,975 ended December 31, 2020.

The substantial increase in operating expenses was primarily due to the marketing activities and payment of salaries, as the group continues to grow in new markets, pursue new product launches and increase its customer base.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $12,436,662 in cash together with total assets of $18,280,129 and current liabilities of $3,059,799, as compared with $18,454,981 in cash together of total assets of $19,280,025 and $16,325,774 of current liabilities as of December 31, 2020. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the year ended December 31, 2021, we have cash flows used in operating activities of $7,680,806 as compared to $2,178,574 for the same period in 2020.

We had cash flow for financing activities of -$13,154,694 and $15,692,372 for the year ended December 31, 2021 and 2020 respectively.

Since inception, we have sold 5,000,000 shares of common stocks to our previous president and director, at a price of $0.001 per share and 2,539,000 shares of common stock to our investors at a price of $0.001 per share for the aggregated proceeds of $7,315.  For the year ended December 31, 2021, we have 7,539,000 shares of common stock at price of $0.001 as compared to 7,489,000 common stock at the price of $0.001 for year ended December 31, 2020. The Company has recast prior period financial statements to reflect the acquisition of Migom Bank Ltd and Central Rich Trading Ltd.’s common shares as if the restructuring transaction had occurred as of the earliest date of the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of December 31, 2021, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) ineffective controls over period end financial disclosure and reporting processes; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2021.

Management believes that the material weaknesses set forth in items (2) and (3) above did not influence our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting for the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

NONE.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

(a) A registrant identified by the Commission pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in the Form 10-K, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction must electronically submit to the Commission on a supplemental basis documentation that establishes that the registrant is not owned or controlled by a governmental entity in the foreign jurisdiction. The registrant must submit this documentation on or before the due date for this form. A registrant that is owned or controlled by a foreign governmental entity is not required to submit such documentation.

(b) A registrant that is a foreign issuer, as defined in 17 CFR 240.3b-4, identified by the Commission pursuant to Section 104(i) (2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in the Form 10-K, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the Public Company Accounting Oversight Board has determined it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, for each year in which the registrant is so identified, must disclose:

(1)	That, for the immediately preceding annual financial statement period, a registered public accounting firm that the PCAOB was unable to inspect or investigate completely, because of a position taken by an authority in the foreign jurisdiction, issued an audit report for the registrant;

(2)	The percentage of shares of the registrant owned by governmental entities in the foreign jurisdiction in which the registrant is incorporated or otherwise organized;

(3)	Whether governmental entities in the applicable foreign jurisdiction with respect to that registered public accounting firm have a controlling financial interest with respect to the registrant;

(4)	The name of each official of the Chinese Communist Party who is a member of the board of directors of the registrant or the operating entity with respect to the registrant; and

(5)	Whether the articles of incorporation of the registrant (or equivalent organizing document) contains any charter of the Chinese Communist Party, including the text of any such charter.

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

Name	Age	Position and Officers
Georgi Parrik	41	Chairman, CEO, Director
Thomas Schaetti	46	President, Director (appointed on January 23, 2020)
Stefan Lenhart	43	Director, Treasurer (appointed on January 23, 2020)
Ricardo Salcedo	37	CFO, (appointed on June 28, 2021)

Georgi Parrik- Chairman, CEO, Director

Mr. Georgi Parrik, age 41, currently, and since June 2019, is the CEO/Director of 1STX OU and DIMM International OU. From 2014 to 2019, Mr. Parrik was employed by Neuenhaus S.A., a Luxemburg Asset Management company as regional manager for the Eastern European countries. Georgi Parrik worked as, the President of Punchline Quebec from 2005 to 2013. He is the original Cofounder of this entertainment company, operated in Ontario and Quebec, Canada. He was also the President and CEO of the US public company, Antaga International Inc. from June 10, 2009 to August 29, 2012.

Georgi Parrik graduated From Burnaby South HS, Burnaby, BC, Canada 1999; graduated From Langara College 1999-2002 (General science and Human Kinesiology), UBC (University of British Colombia) 2002-2005 and studied Cell Biology and Genetics (Bachelor of Sciences).

Thomas Schaetti - Director

Mr. Thomas Schaetti, age 46, since 2019 has been working at Migom Investments S.A, Luxembourg, an EMD Agent registered by the UK FCA, as the Chief Executive Officer, at Migom Bank Ltd., Roseau, Dominica, as Chief Executive Officer, and at Migom Verwaltungs GmbH, Vienna, Austria, as Chief Executive Officer. Also beginning in 2019, Mr. Schaetti has worked at Crapera2 AG, as President of the Board, at B52 Holding AG, as a Board Member, and at Bentito AG, as a Board Member. Beginning in 2016, Thomas Schaetti has been the President of the Board of Sideral Holding AG, Baden and a Board Member of IMW Immobilien SE. Mr. Schaetti worked at E&A Beteiligungs GmbH, as Chief Executive Officer, from 2017 to 2019, and as Managing Director at Brauerei Piesting GmbH, from 2016 to 2017. He was also the Managing Director at Nordinvestment GmbH, from 2016 to 2018 and the President of the Board at Geneva Fund Services AG, from 2016 to 2017. Thomas was President of the Board of Sofina AG in Zurich from 2008 to 2015. His other career highlights include administrative positions in Privatbank Maerki Baumann & Co., AG, Zurich, Coutts Bank & Co. AG, Zurich, Euro Invest Bank AG, Zurich, and SVRB Schweizer Verband der Raiffeisen Banken, Zurich.

Mr. Thomas Schaetti has graduated from Secundarschule, Zurich in 1990 and received his Commercial Degree in Management and Business Administration from Zurich Commercial School in 1993.

Stefan Lenhart – Director

Mr. Stefan Lenhart, age 43, currently the Treasurer of Migom Bank Ltd., Roseau, Dominica, worked at DVAG Deutsche Vermögensberatung Bank AG, in investment counseling, and agency management from November 2017 to November 2018. Before that he worked at various managerial positions at such financial institutions as Creditanstalt Bank, Bank Austria AG, Alizee Bank AG, Wienerprivatbank SE and Meinl Bank AG.

Mr. Lenhart graduated from Polytechnischer Lehrgang professional school, Hohenau, Austria in 1993. He also became an integrated dealer, audit stock and derivatives market at the Vienna Stock Exchange, in 2000, passed a EUREX trader examination, Frankfurt, in 2002 and completed a VÖIG-course for funds and portfolio management (CPM), Vienna, in 2005. Stefan received an MBA in Finance Administration from Donau University, Krems in 2012, and passed the Austrian state insurance agents exam in 2016.

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

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, two of whom, Georgi Parrik and Stefan Lenhart, are qualified as independent directors in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.

COMMITTEES OF THE BOARD OF DIRECTORS

Our Board of Directors have no committees. We do not have a standing nominating, compensation, or audit committee.

Name and Principal Position	Year	Salary	Bonus ($)	Option Awards ($)	All Other Compensations ($)	Total ($)

Georgi Parrik*, CEO & Director	January 1, 2019, to December 31, 2021	0	0	0	0	0
Thomas Schaetti, Director	January 23, 2020, to December 31, 2021	0	100,000	0	0	100,000

*	Appointed as of October 8, 2019

Georgi Parrik will be entitled to bonus share up to a maximum of 1% bonus share, subject to performance and discretionary assessment of the board of directors at the end of the three years period.

There are no annuity, pension or retirement benefits proposed to be paid to the officers or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 11. Director Compensation

The following table sets forth director compensation as of December 31, 2021:

Name and Principal Position	Fees Earned or Paid in Cash	Stock Award	Option Award	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
Georgi Parrik, CEO & Director	0	0	0	0	0	0	0
Thomas Schaetti, Director	0	0	0	0	0	100,000	100,000
Stefan Lenhart, Director & Treasurer	0	0	0	0	0	0	0

Stefan Lenhart will be entitled to bonus share up to a maximum of 1% bonus share, subject to performance and discretionary assessment of the board of directors at the end of the three years period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2021 certain information regarding the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of more than 5% of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name and Business Address of Shareholders (1)	Amount and Nature of Shareholders Ownership (2)	Percent of Outstanding Shares of Common Stock
Georgi Parrik	0	0%

Thomas Schaetti	144,000	1.910%

Stefan Lenhart	0	0%

Migom Verwaltungs GMBH	5,030,000	67.165%

(1)	The address of each beneficial owner is 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

(2)	A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As of December 31, 2021, there were 7,539,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

During the years ended December 31, 2021 and 2020, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

ACCOUNTING FEES AND SERVICES	2021	2020
Audit fees	$80,000	40,876
Audit-related fees	$8,123	-
Tax fees	-	-
All other fees	-	-

Total	$88,123	$40,876

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

For the years ended December 31, 2021 and 2020, the consolidated financial statements of the Company were audited by Mainor Audit ja Partnerid OU.

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

MIGOM GLOBAL CORP.

Date: June 13, 2022	By:	/s/ Georgi Parrik
Georgi Parrik
Chief Executive Officer, Chairman, and Director (Principal Executive Officer)

	By:	/s/ Ricardo Salcedo
Ricardo Salcedo
Chief Financial Officer
(Principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Georgi Parrik	Chief Executive Officer, Chairman, and Director	June 13, 2022
Georgi Parrik	(Principal Executive Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Migom Global Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Migom Global Corp. (the Company) as of December 31, 2021 and 2020, and the consolidated related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

MAINOR AUDIT JA PARTNERID OÜ.

Kadaka pst 85a, Tallinn, Harju maakond 10922

PCAOB ID Number 2333

June 14, 2022

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash and due from banks	12,436,662	18,454,981
Investment activities	1,600
Accounts receivable - related party	0
Accounts receivable	-
Security Deposit	137,603
Prepaid Expenses	4,471,435	14,917
Total current assets	17,047,300	18,469,898
Non-current Assets
Intangible assets, net	1,235,857	810,127
Total non-current assets	1,235,857	810,127
Total assets	18,283,158	19,280,025

Liabilities and shareholders' equity
Liabilities:
Deposits	2,476,486	15,599,401
Accounts payable and accrued expenses	477,927	1,245
Accrued interest - related party	-	-
Accounts payable related party	(0)
Notes payable to related party	105,386	137,164
Income tax payable	-	587,964
Total liabilities	3,059,799	16,325,774

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at Dec 31, 2021 and 2020)	7,539	7,489
Additional paid in capital	1,580,028	1,542,255
Accumulated income (deficit)	13,179,281	962,778
Statutory reserves	440,973	440,973
Other comprehensive income	14,888	106
Total shareholders’ equity	15,223,359	2,954,251
Total liabilities and shareholders’ equity	18,283,157	19,280,025

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Years Ended December 31, 2021 and 2020

	For the Year ended	For the Year ended
	Dec 31,	Dec 31,
	2021	2020
Non-interest income
Service fees from clients' accounts services	20,860,435	3,839,242
Related party income	120,000
Total non-interest income	20,980,435	3,839,242

Non-interest expenses
Banking partners -fees & commissions	(670,187)	(257,917)
Other financial institutions - fees & commissions	(5,256,955)	(186,483)
Transaction fees paid to related party
Selling & marketing expenses	(2,333)	(759,791)
General and administrative expenses	(2,620,211)	(423,631)
Interest expenses from operation		(942)
Other income (expenses)	(9,348)
Total non-interest expenses	(8,559,034)	(1,628,764)

Interest expense
Interest on deposits	(68,404)	(43,865)
Interest on money market fund	(105,819)	-
Total interest expense	(174,223)	(43,865)

Impairment loss of investment	10,248
Other Income	(41,028)	(4,420)
Total other income (loss)	(30,780)	(4,420)

Income (loss) before income taxes	12,216,397	2,166,613
Income tax expenses	-	(587,964)
Net income (Loss)	12,216,397	1,578,649
	0%
Comprehensive Income
Other Comprehensive Income	-	43
Total Comprehensive Income	12,216,397	1,578,692

Basic and diluted income per common share	1.64	0.21
Weighted average number of common shares outstanding - basic and diluted	7,470,703	7,470,703

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For The Years Ended December 31, 2021 and 2020

	For the Year ended	For the Year ended
	Dec 31, 2021	Dec 31, 2020
Cash Flows from Operating activities
Net income (loss)	12,216,397	1,578,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	118,701	27,975
Shares issued for expenses	37,773
Other adjusments	13,337
Interest expense converted to Preferred Stock
Changes in operating assets and liabilities:
Accounts receivable - related party	(0)
Security Deposit	(137,603)
Prepayment	(4,456,518)	(13,806)
Accounts payable and accrued expenses	476,682	(3,150)
Accrued interest - related party		942
Accounts payable - related party	(0)
Notes payable to related party
Income tax payable	(587,964)	587,964
Net cash provided by (used in) operating activities	7,680,806	2,178,574

Cash Flows from Investing activities
Acquisition for software development	(544,432)	(568,102)
Impairment loss of investment	-	-
Net cash used Investing activities	(544,432)	(568,102)

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party	(31,778)	92,971
Increase in clients' deposits	(13,122,915)	15,599,401
Proceeds from notes payable
Net cash provided by financing activities	(13,154,694)	15,692,372

Effect of exchange rate changes on cash		55
Change in cash and due from banks	(6,018,320)	17,302,899
Cash and due from banks at beginning of period	18,454,981	1,152,082
Cash and due from banks at end of period	12,436,662	18,454,981
		-
Supplemental disclosure of cash flow information
	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		1,566,000
Related party debt converted to Preferred Stock		79,501
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For The Years ended December 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Statutory Reserve	Comprehensive Income	Total
Balance at December 31, 2019	7,459,000	7,459			1,263,891	(174,898)		63	1,096,515
Capital Contribution									-
Forgiveness of debt									-
Net income (loss)						(35,551)		45	(35,506)
Foreign Currency Translation Adjustment									-
Balance at March 31, 2020	7,459,000	7,459	-	-	1,263,891	(210,449)	-	108	1,061,009
Issuance of common stock for acquisition of assets	30,000	30			269,970				270,000
Issuance of preferred stock for conversion of debt			650,000	650	79,593				80,243
Reversal of capital contributed by related party									-
Net Profit						(262,624)			(262,624)
Foreign Currency Translation Adjustment								-	-
Balance at June 30, 2020	7,489,000	7,489	650,000	650	1,613,454	(473,073)	-	108	1,148,628

Issuance of common stock for acquisition of assets									-
Issuance of preferred stock for conversion of debt									-
Reversal of capital contributed by related party									-
Net Profit						909,534			909,534
Foreign Currency Translation Adjustment						(71,232)		-	(71,232)
Balance at Sept 30, 2020	7,489,000	7,489	650,000	650	1,613,454	365,229	-	108	1,986,930

Balance at December 31, 2019	7,459,000	7,459			1,263,891	(174,898)		63	1,096,515
Issuance of commont stock for acquisition of assets	30,000	30			269,970				270,000
Issuance of preferred stock for conversion of debt			650,000	650	79,593				80,243
Reversal of capital contribution by related party					(71,199)				(71,199)
Net income (loss)						1,578,649			1,578,649
Statutory Reserves						(440,973)	440,973
Foreign Currency Translation Adjustment								43	43
Balance at December 31, 2020	7,489,000	7,489	650,000	650	1,542,255	962,778	440,973	106	2,954,251
	0.001
Balance at December 31, 2020	7,489,000	7,489	650,000	650	1,542,255	962,778	440,973	106	2,954,251
Issuance of commont stock for acquisition of assets		50							50
Issuance of preferred stock for conversion of debt									-
Capital Contribution	50,000
Impairment loss on investment									-
Forgiveness of debt					37,773				37,773
Reversal of capital contribution by related party									-
Net income (loss)						12,216,397			12,216,397
Statutory Reserves									-
Foreign Currency Translation Adjustment								14,888	14,888
Balance at December 31, 2021	7,539,000	7,539	650,000	650	1,580,028	13,179,175	440,973	14,994	15,223,359

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

As of and for the years ended December 31, 2021 and 2020

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

On January 23, 2020, HRH Prince Maximillian Habsburg was appointed as Chairman of the Board of Directors of Migom Global Corp, (the “Company”). Also, on January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. HRH Prince Maximillian Habsburg, Thomas Schaetti, and Stefan Lenhart accepted such appointments on January 23, 2020. Two appointees, Georgi Parrik and Stefan Lenhart, are qualified as an independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

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

On May 12, 2020, the Company entered into an acquisition agreement with Migom Bank Ltd. and Mr. Schaetti (the “Migom Agreement”).  Migom Bank Ltd. (“Migom Bank”) was incorporated on August 7, 2019, in Dominica. Pursuant to the Migom Agreement, the Company acquired all of the outstanding equity of Migom Bank. Migom Bank is a regulated full-service international bank, licensed by the Financial Services Unit of the Ministry of Finance of Commonwealth of Dominica, specializing in providing retail banking services to individuals and companies worldwide. In addition to the traditional services of a deposit institution Migom Bank offers lending, leasing, and investment services, provides money transmittal services, is authorized to issue and administer means of payment such as credit and debit cards, travelers cheques, bankers’ drafts and electronic money. Migom Bank is also authorized by its regulators to provide custody of securities, issue guarantees and commitments, provide credit reference services, safe custody of valuables, offer all forms of electronic banking and foreign exchange and precious metal dealing services. Migom Bank is also authorized by its regulators to perform a variety of investment banking and corporate finance services.

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

Central Rich is a money service business that is licensed by the Hong Kong Customs and Excise Department to provide all forms of permitted money services, electronic money and payment services in the respective territories.

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

On the 28th of April 2021 Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

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

Note 2 – Significant and Critical Accounting Policies and Practices

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with US GAAP for interim financial information and with the instructions to Form 10-K and Regulation S-X. Accordingly, the financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

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

The Commonwealth of Dominica banking regulators do not require bank subsidiaries to maintain minimum average reserve balances, either in the form of vault cash or reserve balances held with central banks or other financial institutes.

Negative interest rate

The European Central Bank and the central banks of Denmark, Japan, Sweden, and Switzerland have implemented negative interest rates policy to stimulate their countries’ economies which essentially making banks pay to park their excess cash at the central bank. The Company is subject to negative interest rate for its cash deposits in a Switzerland bank account.

Negative interest rate expenses were $68,404 and $43,865 for the years ended December 31, 2021 and 2020.

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

The Company determined that there were no impairments of long-lived assets at December 31, 2021 and December 31, 2020.

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

The Caribbean Dollar (“XCD) is the functional currency for Migom Bank Ltd operating expenses in Dominica. Whereas the financial statements are reported in United States Dollar (“USD,” “$”). Assets and liabilities are translated based on the exchange rates at the balance sheet date, while revenue and expense accounts are translated   at the average exchange rates prevailing during the period. Equity accounts are translated at historical exchange rates. The resulting translation gain and loss adjustments are accumulated as a component of stockholders’ equity and other comprehensive loss.

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

As reflected in the financial statements, the Company had generated revenues of $20,860,435 with limited operations and net income of $12,291,035 for the year ended December 31, 2021 and revenues of $3,839,242 with limited operations and net income of $1,578,649 for the year ended December 31, 2020.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Commonwealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	December 31, 2021	December 31, 2020
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $nil for the years ended December 31, 2021 and 2020, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	December 31, 2021	December 31, 2020
Intellectual property	$1,354,558	$838,102
Less: accumulated depreciation	-118,701	(27,975)
Net	$1,235,857	$810,127

Amortization expense was $118,701 and $27,975 for the years ended December 31, 2021 and 2020 respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	December 31, 2021	December 31, 2020
Non-interest-bearing deposits	$2,476,486	$15,599,401
Total deposits	$2,476,486	$15,599,401

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

Common Stock

As of December 31, 2021, there were 7,539,000 total shares issued and outstanding.

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

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

Preferred Stock

As of December 31, 2021, there were 650,000 total shares issued and outstanding. The holder of each series A preferred stock has no conversion rights. Each stock has right to one vote. The holders of these shares shall be entitled to receive dividends. No dividends have been paid to these shareholders.

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

On the 28th of April 2021 Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

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

On April 16, 2020, the notes payable to related party and interest payable indicated above have been settled by issuance of Preferred Stock Series A through a settlement agreement. (Refer to Note 9)

Heritage Equity Fund is a related party as it is controlled by Thomas A. Schaetti, director and majority shareholder of the Company. (Refer to Note 11)

Interest expense were $nil and $942 for the year ended December 31, 2021 and 2020, respectively.

On April 14, 2020, the Company entered into a convertible note agreement with Heritage Equity Fund, for $35,697, maturity date of July 1, 2021, the note bears interest of 8% per annum and is convertible into shares of the common stock at $0.0025 per share.

Note 11 – Related party transactions

As of December 31, 2021, related parties of the Company consist of the following:

Name of Related Party	Nature of Relationship
Georgi Parrik	Chairman, Chief Executive Officer (“CEO”) and Director
Thomas Schaetti	President and Director
Heritage Equity Fund LP	Related to Thomas Schaetti, President and Director of the Company, where he is the controlling party of the entity
Migom Investments S.A.	Related to Thomas Schaetti, President and Director of the Company
Migom Verwaltungs Gmbh	Shareholder of the Company; related to Thomas Shaetti, President and Director of the Company, where he is the controlling party of the entity
Migom Global Ltd	Related to Thomas Schaetti, President and Director of the Company, where he is the controlling party of the entity

Rental fees

The Company rent office space occasionally from Migom Verwaltung for client meetings in Vienna,Austria.

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

No acquisitions of intellectual property took place in 2021.

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service to refer customers to open bank accounts at Migom Bank in 2020. The marketing fees were recorded as cost of revenue as it is directly related to account opening service revenues. The Company did not engage into any marketing service activities with Migom AG in 2021.

Cash held in Trust

Cash was held in trust by Migom Investment S.A. as operating funds for disbursements and receipts. The Company has full control and access over the cash held in trust. The cash balances held in trust were $5,156,405 and $1,083,958 as of December 31, 2021 and 2020, respectively

Advances from Related Parties

During the year ended December 31, 2020, Mr. Thomas Schaetti, had advanced the Company a total amount of $174,651 for working capital purpose, received $227,170 from the Company as repayments. He has requested that the figure of $71,199 to be repaid in the next financial year. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $18,680 and $0 for December 31, 2021 and 2020, respectively. The balance was carried forward as of December 31, 2021.

As of December 31, 2021 and 2020, the outstanding balance payable to Mr. Georgi Parrik were $8,691 and $8,691, respectively. These advances are unsecured, non-interest bearing and due on demand.

During the year ended December 31, 2020, Heritage Equity Fund LP, had advanced the Company $131,197 for working capital purpose. On April 16, 2020, the Company issued the 650,000 shares of Series A Preferred Stock to convert $80,243 owned to Heritage Equity Fund LP (refer to Note 10). These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $95,500 and $42,814 as of December 31, 2020 and 2019, respectively. All advance payments from previous years were carried forward as of December 31, 2021.

During the year ended December 31, 2020, Migom Investment, had advanced the Company $14,293 for working capital purpose, received $0 from the Company as repayments. These advances are unsecured, non-interest bearing and due on demand. The outstanding balance was $14,293 and $0 as of December 31, 2020 and 2019, respectively.    All advance payments from previous years were carried forward as of December 31, 2021.

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of December 31, 2021 and December 31, 2020.

Deferred Tax Assets

As of December 31, 2021, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $422,770 that may be offset against future taxable income indefinitely limited to 80% of taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $88,781 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Components of deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Net deferred tax assets:
Net operating income (loss) carry forward	$422,770	$239,673
Income tax benefit from NOL carry-forwards	88,781	50,331
Less: valuation allowance	(88,781)	(50,331)
Deferred tax asset, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Hong Kong

Central was incorporated under the Hong Kong tax laws. The statutory income tax rate is 8.25%. Subsidiaries in Hong Kong are exempted from income tax on their foreign-derived income and there are no withholding taxes in Hong Kong on remittance of dividends. The Company did not generate any income for the year ended December 31, 2021 and 2020, respectively.

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For year ended December 31, 2021*	For year ended December 31, 2020
Profit (loss) before income taxes	12,291,035	2,351,856
Tax Rate	25%	25%
Income Tax expenses	0	587,964

*	Tax break granted from local tax authorities in Dominica for 2021.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2021, there were no pending or threatened lawsuits.

Leases

The original lease agreement was less than 12 months and subsequently it is expensed out on a monthly basis. The Company has elected not to recognize lease assets and liabilities for lease with a term less than twelve months.

The lease expenses were $29,042 and $5,088 for the years ended December 31, 2021 and 2020, respectively.

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

The Company has evaluated all transactions December 31, 2021 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

On January 23, 2020, HRH Prince Maximillian Habsburg was appointed as Chairman of the Board of Directors of the Company. Also, on January 23, 2020, Mr. Thomas Schaetti and Mr. Stefan Lenhart were appointed as members of the Board of Directors of the Company. HRH Prince Maximillian Habsburg, Thomas Schaetti, and Stefan Lenhart accepted such appointments on January 23, 2020. Two appointees, Georgi Parrik and Stefan Lenhart, are qualified as an independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the Securities and Exchange Commission.

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

On May 14, 2020, Mr. Thomas A. Schaetti was appointed as President of the Company and Georgi Parrik assumed the title of Chief Executive Officer.

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

On the 28th of April 2021 Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

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

Results of Operations for the years ended December 31, 2021 and 2020

We completed our operation organization structure in May 2020, and started banking operations during the six months ended December 31, 2020, and we did not have any operations for the year ended December 31, 2019.

Revenues

For the years ended December 31, 2021, we began to generate revenue in the amount of $20,860,435 compared with $3,839,242 for the year ended December 31, 2020.

Expenses

For the years ended December 31, 2021, our expenses related to our banking operations were $6,113,046 comprised of banking partners fees & commissions of $670,187, other financial institutions fees $5,256,955, selling and marketing expenses $2,333, other interest and expenses $9,348 and interest on deposits and money market funds $174,223, as compared to the Company $1,248,998 expenses paid for our banking operations at the end of December 31, 2020.

Net Income

For the years ended December 31, 2021, our net income was $12,291,035, for the year ended December 31, 2020 our net income was $1,578,692.

Operating Expenses

For the years ended December 31, 2021, our expenses related to our banking operations were $6,113,046 comprised of banking partners fees & commissions of $670,187, other financial institutions fees $5,256,955, selling and marketing expenses $2,333, other interest and expenses $9,348 and interest on deposits and money market funds $174,223, as compared to the Company $1,248,998 expenses paid for our banking operations at the end of December 31, 2020.

Liquidity and Capital Resources

Liquidity and Capital Resources during the year ended December 31, 2021.

As of December 31, 2021, the Company had $12,436,662 in cash together with total assets of $18,280,129 and current liabilities of $3,059,799, as compared with $18,454,981 in cash together of total assets of $19,280,025 and $16,325,774 of current liabilities as of December 31, 2020. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the year ended December 31, 2021, we have cash flows used in operating activities of $7,680,806 as compared to $2,178,574 for the same period in 2020.

We had cash flow for financing activities of -$13,154,694 and $15,692,372 for the year ended December 31, 2021 and 2020 respectively.

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

On the 19th of January 2021, Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 5,030,000 restricted shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

On the 28th of April 2021 Heritage Equity Fund LP and Migom Verwaltungs GMBH entered into a restricted class A shares acquisition transaction; on which Migom Verwaltungs GMBH acquired 650,000 restricted class A shares. The transaction was treated as a transfer of shares, given that Mr. Thomas Schaetti is the sole shareholder of both legal entities.

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2021 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: June 13, 2022

By:	/s/ Georgi Parrik
Georgi Parrik
Chief Executive Officer, Chairman, and Director
(principal executive officer),

By:	/s/ Ricardo Salcedo
Ricardo Salcedo
Chief Financial Officer
(principal financial officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.