Form 10-Q
period 2022-03-31
Migom Global Corp.
filed 2022-08-15
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Phone: 212 - 257-6711

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

As of March 31, 2022, the registrant had 7,539,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Six Months Ended March 31, 2022

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of March 31, 2022, and December 31, 2021

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and due from banks	19,957,619	12,436,662
Investment activities	1,600	1,600
Accounts receivable - related party		0
Accounts receivable		-
Security Deposit	131,225	137,603
Prepaid Expenses	4,545,966	4,471,435
Total current assets	24,636,411	17,047,300
Non-current Assets
Intangible assets, net	1,312,854	1,235,857
Total non-current assets	1,312,854	1,235,857
Total assets	25,949,264	18,283,158

Liabilities and shareholders’ equity
Liabilities:
Deposits	5,038,145	2,476,486
Accounts payable and accrued expenses	271,629	477,927
Accrued interest - related party		-
Accounts payable related party		(0)
Notes payable to related party	105,386	105,386
Income tax payable	-	-
Total liabilities	5,415,159	3,059,799

Commitments and Contingencies	-	-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at Dec 31, 2021 and 2020)	7,539	7,539
Additional paid in capital	1,580,028	1,580,028
Accumulated income (deficit)	18,504,915	13,179,281
Statutory reserves	440,972	440,973
Other comprehensive income	1	14,888
Total shareholders’ equity	20,534,105	15,223,359
Total liabilities and shareholders’ equity	25,949,264	18,283,158

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Three Months Ended March 31, 2022, and 2021

	For the Three Months	For the Three Months
	Mar 31,	Mar 31,
	2022	2021
Non-interest income
Service fees from clients’ accounts services	8,459,293	3,907,523
Related party income	35,000	25,000
Total non-interest income	8,494,293	3,907,523

Non-interest expenses
Banking partners -fees & commissions	(179,464)	(269,543)
Other financial institutions - fees & commissions	(2,029,331)	(666,565)
Transaction fees paid to related party
Selling & marketing expenses	(93,170)
General and administrative expenses	(566,249)	(412,515)
Interest expenses from operation
Other income (expenses)	-	(5,694)
Total non-interest expenses	(2,868,215)	(1,354,317)

Interest expense
Interest on deposits	(23,670)	(47,920)
Interest on money market fund	-	(11,388)
Total interest expense	(23,670)	(59,308)

Impairment loss of investment	-
Other Income (incl loss on revaluation)	(291,661)
Total other income (loss)	(291,661)	-

Income (loss) before income taxes	5,310,747	2,518,898
Income tax expenses	-
Net income (Loss)	5,310,747	2,518,898

Comprehensive Income
Other Comprehensive Income	-
Total Comprehensive Income	5,310,747	2,493,898

	-
Basic and diluted income per common share	2.82	1.32
Weighted average number of common shares outstanding - basic and diluted	7,539,000	7,539,000

The accompanying notes are an integral part of these financial statements.

 Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022, and 2021

	For the Three Months Ended Mar 31, 2022	For the Three Months Ended Mar 31, 2021
Cash Flows from Operating activities
Net income (loss)	5,310,747	2,518,898
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	38,844	24,851
Shares issued for expenses		50,000
Other adjusments	6,377
Interest expense converted to Preferred Stock
Changes in operating assets and liabilities:
Accounts receivable - related party
Security Deposit		(137,603)
Prepayment	(74,530)	7,099
Accounts payable and accrued expenses	(206,298)	44,516
Accrued interest - related party
Accounts payable - related party	(0)	18,135
Notes payable to related party
Income tax payable
Net cash provided by (used in) operating activities	5,075,140	2,525,896

Cash Flows from Investing activities

Acquisition for software development	(115,841)	(121,101)
Impairment loss of investment	-	-
Net cash used Investing activities	(115,841)	(121,101)

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party		(4,105)
Increase in clients’ deposits	2,561,659	11,142,892
Proceeds from notes payable
Net cash provided by financing activities	2,561,659	11,138,787

Effect of exchange rate changes on cash
Change in cash and due from banks	7,520,959	13,543,582
Cash and due from banks at beginning of period	12,436,661	18,454,981
Cash and due from banks at end of period	19,957,619	31,998,563

Supplemental disclosure of cash flow information	(0)	-

Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		-
Related party debt converted to Preferred Stock		-
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

Migom Global Inc.

(formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For the Year Ended Dec 31, 2021 and Q1 2022

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of		Number of		Paid-in	Accumulated	Statutory	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Reserve	Income	Total
Balance at December 31, 2021	7,539,000	7,539	650,000	650	1,580,028	13,179,281	440,973	14,888	15,223,359
Issuance of commont stock for acquisition of assets									-
Issuance of preferred stock for conversion of debt									-
Capital Contribution									-
Impairment loss on investment									-
Forgiveness of debt									-
Reversal of capital contribution by related party									-
Net income (loss)						5,325,633		(14,887)	5,310,747
Statutory Reserves									-
Foreign Currency Translation Adjustment									-
Balance at Mar 31, 2022	7,539,000	7,539	650,000	650	1,580,028	18,504,915	440,973	1	20,534,105

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

As of and for the Three months ended March 31, 2022 and 2021

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

Negative interest rate expenses were $23,670 and $47,920 for the Three months ended March 31, 2022 and 2021.

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

The Company determined that there were no impairments of long-lived assets at March 31, 2022 and December 31, 2021.

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

As reflected in the financial statements, the Company had generated revenues of $8,494,293 with limited operations and net income of $5,310,747 for the Three months ended March 31, 2022 and revenues of $3,932,523 with limited operations and net income of $2,518,898 for the Three months ended March 31, 2021.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Common Wealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	March 31, 2022	December 31, 2021
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $ nil for the Three months ended March 31, 2022 and 2021, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	March 31, 2022	December 31, 2021
Intellectual property	$1,498,374	$1,354,558
Less: accumulated depreciation	(185,520)	(118,701)
Net	$1,312,854	$1,235,857

Amortization expense was $38,844 and $118,701 for the Three months ended March 31, 2022 and for the year ended December 31, 2021, respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	March 31, 2022	December 31, 2021
Non-interest-bearing deposits	$5,038,145	$2,476,486
Total deposits	$5,038,145	$2,476,486

Note 9– Shareholders’ Equity

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

Common Stock

As of March 31, 2022, there were 7,539,000 total shares issued and outstanding.

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

Preferred Stock

As of March 31, 2022, there were 650,000 total shares issued and outstanding. The holder of each series A preferred stock has no conversion rights. Each stock has right to one vote. The holders of these shares shall be entitled to receive dividends. No dividends have been paid to these shareholders.

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

As of March 31, 2022, related parties of the Company consist of the following:

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

No acquisitions of intellectual property took place during Three months ended March 31, 2022.

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service to refer customers to open bank accounts at Migom Bank in 2020. The marketing fees were recorded as cost of revenue as it is directly related to account opening service revenues. The Company did not engage into any marketing service activities with Migom AG during Three months ended March 31, 2022.

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of March 31, 2022 and December 31, 2021.

Deferred Tax Assets

As of March 31, 2022, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $422,770   that may be offset against future taxable income indefinitely limited to 80% of taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $88,781 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Components of deferred tax assets are as follows:

	March 31, 2022		December 31, 2021
Net deferred tax assets:
Net operating income (loss) carry forward	$		$422,770
Income tax benefit from NOL carry-forwards			88,781
Less: valuation allowance			(88,781)
Deferred tax asset, net of valuation allowance		$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Three months ended March 31, 2022	For the year ended December 31, 2021
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For the Three months ended March 31, 2022*	For year ended December 31, 2021*
Profit (loss) before income taxes	5,310,747	12,291,035
Tax Rate	25%	25%
Income Tax expenses	-	-

*	Tax break granted from local tax authorities in Dominica for 2021 and 2022.

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

Covid-19

The Company has been affected negatively by COVID-19 directly and adversely affected the development this year as follows: (a) administrative lockdowns impeded the Company’s ability to scout, interview and recruit both key management staff and clerical and support employees as opening new offices and training of new employees has been impeded. Furthermore, due to travel restrictions and closures of administrative and regulatory offices in various target markets internationally, new development plans have been put on hold. Attracting capital investment has become more challenging due to travel and social interaction restrictions, which prevented the Company from being able to make in-person presentations and roadshows to investors. Interaction with the acquisition targets, regulators, banks and other vendors of requisite services in Dominica have been made very difficult due to travel restrictions to the respective areas and has been mainly put on hold. Key personnel of the Company have been directly affected by COVID-19, in particular, which certain employees and vital outsourced contractors had contracted and suffered through active COVID-19 infections.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits.

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

The Company has evaluated all transactions March 31, 2022 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

The Company, through Migom Bank, provides a full set of general and private banking services, with strict but reasonable compliance policies. Migom Bank is multi-currency IBAN’s, both SEPA and SWIFT-enabled and has universally accepted prepaid debit cards. We provide fast global money transfers, superb account security and data protection, a full suite of e-banking tools online and in-app, and a seamless link to crypto assets, through a network of worldwide regulated financial institutions.

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

Migom Bank is actively involved in the blockchain revolution. Our clients get preferred access to crypto currency trading system, which uses artificial intelligence to work simultaneously on dozens of the most liquid crypto-exchanges. Our system ensures stealth execution of the most voluminous trading orders at the best available prices in the shortest possible time. The speed of our crypto-trading execution combined with the ability of Migom Bank to safely custody and instantly move fiat funds are one of a kind.

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

Results of Operations for the Three months ended March 31, 2022

Revenues

For the quarter ended March 31, 2022, we have generated revenue of $8,494,293 compared with $3,932,523 for the quarter ended March 31, 2021.

For the quarter ended March 31, 2022, our expenses related to our banking operations were $3,183,546 comprised of marketing fee of $93,170, banking partners fees & commissions of $179,464, other financial institutions fees $2,029,331, general, and administrative expenses $566,249, interest on deposits $23,670 and loss on revaluation $291,661 as compared to the Company $1,413,625 expenses paid for our banking operations for the quarter ended March 31, 2021.

For the quarter ended March 31, 2022 our operating expenses (excluding marketing fees) were $566,249 comprised of wages & salaries $62,739, payroll related taxes $6,508, travel $33,291, rent $44,788, audit fees $nil, data processing services $4,979, accounting fees $79,719, legal fees $79,257, other consultants $32,042, office admin expenses $25,851, client support expenses $142,518, miscellaneous $12,170, and amortization expenses of $38,844. Gains from revaluation of foreign exchange comprised to $291,661

The substantial increase in operating expenses was primarily due to the different activities related to the group substantial growth in new markets, which leads to the new product launches and increase in the customer base.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $19,957,619 in cash together with total assets $25,949,264 and liabilities of $5,375,159, as compared with $12,436,662 of cash and $3,059,799 of liabilities as of December 31, 2021. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the Three months ended March 31, 2022, we have cash flows used in operating activities of $5,075,140 as compared to cash flows of $2,525,896 for the same period in 2021.

We had cash flow for financing activities of $2,561,659 and $11,138,787 for the Three months ended March 31, 2022 and 2021 respectively.

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

Dated: August 12, 2022

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