Form 10-Q
period 2022-06-30
Migom Global Corp.
filed 2022-09-15
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, the registrant had 7,539,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Six Months Ended June 30, 2022

i

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of June 30, 2022, and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and due from banks	19,229,945	12,436,662
Investment activities	1,600	1,600
Accounts receivable - related party		0
Accounts receivable		-
Security Deposit	121,032	137,603
Prepaid Expenses	6,344,340	4,471,435
Total current assets	25,696,918	17,047,300
Non-current Assets
Intangible assets, net	1,517,929	1,235,857
Total non-current assets	1,517,929	1,235,857
Total assets	27,214,847	18,283,158

Liabilities and shareholders’ equity
Liabilities:
Deposits	2,669,185	2,476,486
Accounts payable and accrued expenses	199,569	477,927
Accrued interest - related party		-
Accounts payable related party		(0)
Notes payable to related party	61,866	105,386
Income tax payable		-
Total liabilities	2,930,621	3,059,799

Commitments and Contingencies		-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at Dec 31, 2021 and 2020)	7,539	7,539
Additional paid in capital	1,580,028	1,580,028
Accumulated income (deficit)	22,255,036	13,179,281
Statutory reserves	440,972	440,973
Other comprehensive income	1	14,888
Total shareholders’ equity	24,284,226	15,223,359
Total liabilities and shareholders’ equity	27,214,847	18,283,158

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Six Months Ended June 30, 2022, and 2021

	For the Six months ended	For the Six months ended
	Jun 30,	Jun 30,
	2022	2021
Non-interest income
Service fees from clients’ accounts services	18,736,281	7,982,624
Related party income	70,000	70,000
Total non-interest income	18,806,281	8,052,624

Non-interest expenses
Banking partners -fees & commissions	(306,561)	(320,628)
Other financial institutions - fees & commissions	(4,909,389)	(1,634,290)
Transaction fees paid to related party		(5,694)
Selling & marketing expenses	(180,270)	-
General and administrative expenses	(2,718,036)	(724,901)
Interest expenses from operation
Other income (expenses)	-	-
Total non-interest expenses	(8,114,255)	(2,685,513)

Interest expense
Interest on deposits	(43,993)	(56,578)
Interest on money market fund	-	(20,653)
Total interest expense	(43,993)	(77,231)

Impairment loss of investment	-	-
Other Income (incl loss on revaluation)	(1,587,164)	-
Total other income (loss)	(1,587,164)	-

Income (loss) before income taxes	9,060,869	5,289,880
Income tax expenses	-	-
Net income (Loss)	9,060,869	5,289,880

Comprehensive Income
Other Comprehensive Income	-	-
Total Comprehensive Income	9,060,869	5,289,880

Basic and diluted income per common share	2.40	1.40
Weighted average number of common shares outstanding - basic and diluted	7,539,000	7,539,000

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022, and 2021

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Cash Flows from Operating activities
Net income (loss)	9,060,869	5,289,880
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	82,412	52,759
Shares issued for expenses		50,000
Other adjusments
Interest expense converted to Preferred Stock
Changes in operating assets and liabilities:
Accounts receivable - related party		(11,000)
Security Deposit	16,570	(137,603)
Prepayment	(1,872,905)	9,964
Accounts payable and accrued expenses	(278,358)	159,744
Accrued interest - related party
Accounts payable - related party		(0)
Notes payable to related party	(43,519)
Income tax payable
Net cash provided by (used in) operating activities	6,965,069	5,413,744

Cash Flows from Investing activities

Acquisition for software development	(364,485)	(245,488)
Impairment loss of investment	-	-
Net cash used Investing activities	(364,485)	(245,488)

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party		29,017
Increase in clients’ deposits	192,699	8,679,036
Proceeds from notes payable
Net cash provided by financing activities	192,699	8,708,053

Effect of exchange rate changes on cash
Change in cash and due from banks	6,793,283	13,876,309
Cash and due from banks at beginning of period	12,436,662	18,454,981
Cash and due from banks at end of period	19,229,945	32,331,290

Supplemental disclosure of cash flow information
	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		-
Related party debt converted to Preferred Stock		-
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

Migom Global Inc.

(formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For the Year Ended Dec 31, 2021 and Q2 2022

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Statutory Reserve	Comprehensive Income	Total
Balance at December 31, 2021	7,539,000	7,539	650,000	650	1,580,028	13,179,281	440,973	14,888	15,223,359
Issuance of common stock for acquisition of assets
Issuance of preferred stock for conversion of debt									-
Capital Contribution									-
Impairment loss on investment									-
Forgiveness of debt									-
Reversal of capital contribution by related party									-
Net income (loss)						9,075,756		(14,888)	9,060,869
Statutory Reserves									-
Foreign Currency Translation Adjustment							(1)		(1)
Balance at June 30, 2022	7,539,000	7,539	650,000	650	1,580,028	22,255,038	440,972	-	24,284,226

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

As of and for the Six months ended June 30, 2022 and 2021

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

On June 30, 2020, the Securities and Exchange Commission granted the request of Migom Global Corp (the “Company”) to change its Standard Industrial Code (SIC) to 6199. Such SIC reflects the current operations of the Company, which is now Finance Services.

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

On the 17th of June 2022, Migom Global Corp entered into a share subscription agreement with Baltic International Bank SE for 845,070 shares for EUR 5,999,997, subject to regulatory approval.

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

Negative interest rate expenses were $43,993 and $56,578 for the Six months ended June 30, 2022 and 2021.

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

The Company determined that there were no impairments of long-lived assets at June 30, 2022 and December 31, 2021.

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

As reflected in the financial statements, the Company had generated revenues of $18,806,281 with limited operations and net income of $9,060,869 for the Six months ended June 30, 2022, and revenues of $8,052,624 with limited operations and net income of $5,289,880 for the Six months ended June 30, 2021.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Commonwealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	June 30, 2022	December 31, 2021
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $ nil for the Six months ended June 30, 2022 and 2021, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	June 30, 2022	December 31, 2021
Intellectual property	$1,747,017	$1,354,558
Less: accumulated depreciation	(229,088)	(118,701)
Net	$1,517,929	$1,235,857

Amortization expense was $82,412 and $118,701 for the Six months ended June 30, 2022 and for the year ended December 31, 2021, respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	June 30, 2022	December 31, 2021
Non-interest-bearing deposits	$2,669,185	$2,476,486
Total deposits	$2,669,185	$2,476,486

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

Common Stock

As of June 30, 2022, there were 7,539,000 total shares issued and outstanding.

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

Preferred Stock

As of June 30, 2022, there were 650,000 total shares issued and outstanding. The holder of each series A preferred stock has no conversion rights. Each stock has right to one vote. The holders of these shares shall be entitled to receive dividends. No dividends have been paid to these shareholders.

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

As of June 30, 2022, related parties of the Company consist of the following:

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

No acquisitions of intellectual property took place during Six months ended June 30, 2022.

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service to refer customers to open bank accounts at Migom Bank in 2020. The marketing fees were recorded as cost of revenue as it is directly related to account opening service revenues. The Company did not engage into any marketing service activities with Migom AG during Six months ended June 30, 2022.

Loan to related party

On the 29th of June 2022, the Company received an interest free, unsecured loan of EUR 6,000,000 from Migom Bank Ltd to fund the prepayment to Baltic International Bank SE.

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of March 31, 2022 and December 31, 2021.

Deferred Tax Assets

As of December 31, 2022, the Company had net operating loss (“NOL”) carry forwards for Federal income tax purposes of $422,770 that may be offset against future taxable income indefinitely limited to 80% of taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $88,781 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Components of deferred tax assets are as follows:

	June 30, 2022		December 31, 2021
Net deferred tax assets:
Net operating income (loss) carry forward	$		$422,770
Income tax benefit from NOL carry-forwards			88,781
Less: valuation allowance			(88,781)
Deferred tax asset, net of valuation allowance		$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Six months ended June 30, 2022	For the year ended December 31, 2021
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For the Six months ended June 30, 2022	For year ended December 31, 2021*
Profit (loss) before income taxes	9,060,869	12,291,035
Tax Rate	25%	25%
Income Tax expenses	-	-

*Tax	break granted from local tax authorities in Dominica for 2022.

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

The Company has evaluated all transactions June 30, 2022 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there is no reportable subsequent event to be disclosed.

Note 16 – Other assets

The Company has recorded the subscription of shares with Baltic International Bank as a prepayment of EUR 5,999,997, as it is pending regulatory approval.

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

Results of Operations for the Six months ended June 30, 2022

Revenues

For the Six months ended June 30, 2022, we have generated revenue of $18,806,281 compared with $8,052,624 for the Six months ended June 30, 2021.

For the Six months ended June 30, 2022, our expenses related to our banking operations were $9,745,412 comprised of marketing fee of $180,270, banking partners fees & commissions of $306,561, other financial institutions fees $4,909,389, general, and administrative expenses $2,718,036, interest on deposits $43,993 and loss on revaluation $1,587,164 as compared to the Company $2,762,744 expenses paid for our banking operations for the Six months ended June 30, 2021.

For the Six months ended June 30, 2022 our operating expenses (excluding marketing fees) were $2,718,036 comprised of wages & salaries $117,202, payroll related taxes $13,024, travel $33,291, rent $86,305, audit fees $37,500, data processing services $9,637, accounting fees $216,364, legal fees $306,169, other consultants $1,482,708, office admin expenses $52,976, client support expenses $261,614, miscellaneous $18,833, and amortization expenses of $82,412. Loss from revaluation of foreign exchange comprised to $1,587,164.

The substantial increase in operating expenses was primarily due to the bonus paid to the Company’s President Thomas Schaetti of $1,570,730, other financial institutions fees and payment of salaries increase, as the group continues to grow in new markets, pursue new product launches and increase its customer base. Significant loss from revaluation of foreign exchange was due to euro depreciation against US dollar in the second quarter of 2022.

Liquidity and Capital Resources

As of June 30, 2022, the Company had $19,229,945 in cash together with total assets $27,214,847 and liabilities of $2,930,621, as compared with $12,436,662 of cash and $3,059,799 of liabilities as of December 31, 2021. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the Six months ended June 30, 2022, we have cash flows used in operating activities of $6,965,069 as compared to cash flows of $5,413,744 for the same period in 2021.

We had cash outflow for investing activities of $364,485 and $245,488 for the Six months ended June 30, 2022 and 2021 respectively.

We had cash flow for financing activities of $192,699 and $8,708,053 for the Six months ended June 30, 2022 and 2021 respectively.

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

Item 3. Default Upon Senior Securities

No report required.

Item 4. Mine Safety Disclosures

No report required.

Item 5. Other Information

No report required.

Item 6. Exhibits

31	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive and financial officer
32	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarter report Form 10-Q of the Registrant for the six months ended June 30, 2022 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: September 15, 2022

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