Form 10-Q
period 2022-09-30
Migom Global Corp.
filed 2022-11-01
CIK 1697412

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, the registrant had 7,539,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Migom Global Corp.

For the Nine Months Ended September 30, 2022

i

Migom Global Corp.

(Formerly Alfacourse Inc.)

Consolidated Balance Sheets

As of September 30, 2022, and December 31, 2021

	Sept 30, 2022	December 31, 2021
Assets
Current Assets
Cash and due from banks	35,649,240	12,436,662
Investment activities	1,600	1,600
Ivestment to BIB		0
Accounts receivable		-
Security Deposit	110,396	137,603
Prepaid Expenses	5,998,501	4,471,435
Total current assets	41,759,737	17,047,300
Non-current Assets
Intangible assets, net	1,526,781	1,235,857
Total non-current assets	1,526,781	1,235,857
Total assets	43,286,518	18,283,157

Liabilities and shareholders’ equity
Liabilities:
Deposits	17,328,731	2,476,486
Accounts payable and accrued expenses	301,243	477,927
Accrued interest - related party		-
Accounts payable related party		(0)
Notes payable to related party		105,386
Income tax payable		-
Total liabilities	17,629,974	3,059,799

Commitments and Contingencies		-

Shareholders’ equity
Preferred stock ($0.001 par value, 650,000 shares authorized, 650,000 and zero shares issued and outstanding at June 30, 2021 and December 31, 2020)	650	650
Common stock ($0.001 par value, 7,500,000 shares authorized, 7,539,000 and 7,489,000 shares issued and outstanding at Dec 31, 2021 and 2020)	7,539	7,539
Additional paid in capital	1,580,028	1,580,028
Accumulated income (deficit)	23,627,356	13,179,281
Statutory reserves	440,972	440,973
Other comprehensive income	1	14,888
Total shareholders’ equity	25,656,546	15,223,359
Total liabilities and shareholders’ equity	43,286,510	18,283,158

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Operations and Comprehensive Income (Loss)

For the Nine Months Ended September 30, 2022, and 2021

	For the Nine months ended Sept 30, 2022	For the Nine months ended Sept 30, 2021
Non-interest income
Service fees from clients’ accounts services	24,887,019	13,165,144
Related party income	105,000	95,000
Total non-interest income	24,992,019	13,260,144

Non-interest expenses
Banking partners -fees & commissions	(433,649)	(427,644)
Other financial institutions - fees & commissions	(6,501,542)	(3,193,371)
Transaction fees paid to related party
Selling & marketing expenses	(434,566)	(583)
General and administrative expenses	(4,141,410)	(1,424,246)
Interest expenses from operation
Other income (expenses)		(8,222)
Total non-interest expenses	(11,511,167)	(5,054,066)

Interest expense
Interest on deposits	(53,961)	(62,719)
Interest on money market fund		(20,653)
Total interest expense	(53,961)	(83,372)

Impairment loss of investment		(158,230)
Other Income (incl loss on revaluation)	(2,993,702)	(33,943)
Total other income (loss)	(2,993,702)	(192,173)

Income (loss) before income taxes	10,433,188	7,930,533
Income tax expenses
Net income (Loss)	10,433,188	7,930,533

Comprehensive Income
Other Comprehensive Income
Total Comprehensive Income	10,433,188	7,930,533

Basic and diluted income per common share	1.85	1.40
Weighted average number of common shares outstanding - basic and diluted	7,539,000	7,539,000

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022, and 2021

	For the Nine months ended Sept 30, 2022	For the Nine months ended Sept 30, 2021
Cash Flows from Operating activities
Net income (loss)	10,433,188	7,930,533
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization expenses	129,461	83,843
Shares issued for expenses		50,106
Other adjusments		(107)
Interest expense converted to Preferred Stock
Changes in operating assets and liabilities:
Accounts receivable - related party		(166,483)
Security Deposit	27,207	(137,603)
Prepayment	(1,527,066)	14,917
Accounts payable and accrued expenses	(176,684)	542,879
Accrued interest - related party
Accounts payable - related party		17,043
Notes payable to related party	(105,386)
Income tax payable
Net cash provided by (used in) operating activities	8,780,720	8,335,128

Cash Flows from Investing activities

Acquisition for software development	(420,387)	(388,678)
Impairment loss of investment	-	158,400
Net cash used Investing activities	(420,387)	(230,278)

Cash Flows from Financing activities
Capital Contribution
Proceeds from Related Party		37,666
Increase in clients’ deposits	14,852,245	(1,036,806)
Proceeds from notes payable
Net cash provided by financing activities	14,852,245	(999,140)

Effect of exchange rate changes on cash
Change in cash and due from banks	23,212,578	7,105,710
Cash and due from banks at beginning of period	12,436,662	18,454,981
Cash and due from banks at end of period	35,649,240	25,560,691
	(0)
Supplemental disclosure of cash flow information
	-	-
Cash paid for interest	-	-

Non-cash investing and financing activities:
Intangible assets acquired by issuance of common stock		-
Related party debt converted to Preferred Stock		-
Reversal of capital contribution to related party payable		-
Forgiveness of Debt	-

Migom Global Inc.

(formerly Alfacourse Inc.)

Consolidated Statements of Shareholders’ Deficit

For the Year Ended Dec 31, 2021 and Q3 2022

	Common Stock		Preferred Stock		Additional			Accumulated other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Statutory Reserve	Comprehensive Income	Total
Balance at December 31, 2021	7,539,000	7,539	650,000	650	1,580,028	13,179,281	440,973	14,888	15,223,359

Issuance of commont stock for acquisition of assets
Issuance of preferred stock for conversion of debt									-
Capital Contribution									-
Impairment loss on investment									-
Forgiveness of debt									-
Reversal of capital contribution by related party									-
Net income (loss)						10,448,075		(14,887)	10,433,188
Statutory Reserves									-
Foreign Currency Translation Adjustment							(1)		(1)
Balance at Sept 30, 2022	7,539,000	7,539	650,000	650	1,580,028	23,627,356	440,972	1	25,656,546

The accompanying notes are an integral part of these financial statements.

Migom Global Corp.

(formerly Alfacourse Inc.)

As of and for the Six months ended September 30, 2022 and 2021

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

Negative interest rate expenses were $53,961 and $83,372 for the Nine months ended September, 2022 and 2021.

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

The Company determined that there were no impairments of long-lived assets at September 30, 2022 and December 31, 2021.

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

As reflected in the financial statements, the Company had generated revenues of $24,992,019 with limited operations and net income of $10,433,188 for the Nine months ended September, 2022 and revenues of $13,260,144 with limited operations and net income of $7,930,533 for the Nine months ended September, 2021.

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

Note 5 – Regulatory Matters

The Company is subject to following regulatory requirements established by the Commonwealth of Dominica banking regulators:

●	Provide adequate provisions against loan defaulters, devaluation of currency, and deposit and investment losses

●	Maintain permanent capital of at least one million United States dollars or such other percentage as shall from time to time be fixed by the Ministry for Finance by Order

●	Maintain a reserve fund and shall, out of its net profits each year and before dividend is declared, transfer to that fund 25% of its net profit.

●	Comply with anti-money laundering /counter financing of terrorism requirements.

Note 6 – Property and equipment

	September 30, 2022	December 31, 2021
Computer Equipment	$3,240	$3,240
Less: accumulated depreciation	(3,240)	(3,240)
Net	$-	$-

Depreciation expense was $nil and $ nil for the Nine months ended September 30, 2022 and 2021, respectively.

Note 7 – Intangible assets

Intangible assets schedule as follows:

	September 30, 2022	December 31, 2021
Intellectual property	$1,802,918	$1,354,558
Less: accumulated depreciation	(276,137)	(118,701)
Net	$1,526,781	$1,235,857

Amortization expense was $129,461 and $118,701 for the Nine months ended September 30, 2022 and for the year ended December 31, 2021, respectively.

Note 8 – Deposits

Deposits consists of funds placed into banking institution by the bank accounts holders for safekeeping. The account holder has the right to withdraw deposited funds accordingly.

The composition of deposits was as follows:

	September 30, 2022	December 31, 2021
Non-interest-bearing deposits	$17,328,731	$2,476,486
Total deposits	$17,328,731	$2,476,486

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

Common Stock

As of September 30, 2022, there were 7,539,000 total shares issued and outstanding.

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

Preferred Stock

As of September 30, 2022, there were 650,000 total shares issued and outstanding. The holder of each series A preferred stock has no conversion rights. Each stock has right to one vote. The holders of these shares shall be entitled to receive dividends. No dividends have been paid to these shareholders.

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

As of September 30, 2022, related parties of the Company consist of the following:

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

Rental fees

The Company rents office space occasionally from Migom Verwaltungs for client meetings in Vienna.

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

No acquisitions of intellectual property took place during Nine months ended September 30, 2022.

Marketing fees

The Company engaged Migom AG, a related party of the Company, for marketing service to refer customers to open bank accounts at Migom Bank in 2020. The marketing fees were recorded as cost of revenue as it is directly related to account opening service revenues. The Company did not engage into any marketing service activities with Migom AG during Nine months ended September 30, 2022.

Loan to related party

On the 29th of June 2022, the Company received an interest free, unsecured loan of EUR 6,000,000 from Migom Bank Ltd to fund the prepayment to Baltic International Bank SE.

Note 12 – Income taxes

USA

The Company is subject to federal taxes in the United States (tax rate of 21%), state taxes in Nevada. The Company did not recognize any deferred tax assets or liabilities as of September 30, 2022 and December 31, 2021.

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

Components of deferred tax assets are as follows:

	September 30, 2022		December 31, 2021
Net deferred tax assets:
Net operating income (loss) carry forward	$		$422,770
Income tax benefit from NOL carry-forwards			88,781
Less: valuation allowance			(88,781)
Deferred tax asset, net of valuation allowance		$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Nine months ended September 30, 2022	For the year ended December 31, 2021
Statutory income tax rate	21%	21%
Change in income tax valuation allowance	(21)%	(21)%
Effective income tax rate	0%	0%

Dominica

Migom Bank was incorporated under the Dominica tax law. The Statutory corporate tax rate is 25% of the profit of the company financial year. If the Company’s directors or shareholders withdraw any monies as salaries, directors’ allowances or dividend, there is a 15% withholding tax to be paid to the Tax Authorities by the Company.

Tax Computation	For the Nine months ended September 30, 2022	For year ended December 31, 2021*
Profit (loss) before income taxes	10,433,188	12,291,035
Tax Rate	25%	25%
Income Tax expenses	-	-

*	Tax break granted from local tax authorities in Dominica for 2022.

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

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits.

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

The Company has evaluated all transactions September 30, 2022 through the date these financial statements were available to be issued, and has determined that there are no events that would require disclosure in or adjustment to these financial statements.

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

Results of Operations for the Nine months ended September 30, 2022

Revenues

For Nine months ended September 30, 2022, we have generated revenue of $24,992,019 compared with $13,260,144 for the Nine months ended September 30, 2021.

For the Nine months ended September 30, 2022, our expenses related to our banking operations were $14,558,831 comprised of marketing fee of $434,566, banking partners fees & commissions of $433,649, other financial institutions fees $6,501,542, general, and administrative expenses $4,141,410, interest on deposits $53,961 and loss on revaluation $2,993,702 as compared to the Company $5,329,611 expenses paid for our banking operations for the Nine months ended September 30, 2021.

For the Nine months ended September 30, 2022 our operating expenses (excluding marketing fees) were $4,141,410 comprised of wages & salaries $167,963, other payroll related costs $27,986, payroll related taxes $18,662, travel $69,726, rent $141,052, audit fees $37,500, data processing services $144,446, accounting fees $297,672, legal fees $522,917, other consultants $2,117,651, office admin expenses $81,000, client support expenses $380,479, miscellaneous $4,895, and amortization expenses of $129,461. Loss from revaluation of foreign exchange comprised to $2,993,702.

The substantial increase in operating expenses was primarily due to the bonus paid to the Company’s President Thomas Schaetti of $2,040,000, other financial institutions fees and payment of salaries increase, as the group continues to grow in new markets, pursue new product launches and increase its customer base. Significant loss from revaluation of foreign exchange was due to euro depreciation against US dollar in the first, second and third quarters of 2022.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $35,649,240 in cash together with total assets $43,286,519 and liabilities of $17,629,973, as compared with $12,436,662 of cash and $3,059,799 of liabilities as of December 31, 2021. The net operating capital of the Company is sufficient for the Company to remain operational in the short and medium term.

For the Nine months ended September 30, 2022, we have cash flows used in operating activities of $8,780,721 as compared to cash flows of $8,335,128 for the same period in 2021.

We had cash outflow for investing activities of $420,387 and $230,278 for the Nine months ended September 30, 2022 and 2021 respectively.

We had cash inflow for financing activities of $14,852,245 and outflow of $(999,140) for the Nine months ended September 30, 2022 and 2021 respectively.

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

SIGNATURES

The undersigned, Georgi Parrik, President and Chief Executive Officer, and Chief Financial Officer and Secretary of Migom Global Corp. (the “Registrant”) certifies, under the standards set forth and solely for the purposes of 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarter report Form 10-Q of the Registrant for the nine months ended September 30, 2022 (the “Report”):

(1)	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: October 31, 2022

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